Form 10-Q
period 1996-03-31
VALUE HEALTH INC / CT
filed 1996-05-14
CIK 872653

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996
                                                --------------

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from            to
                                           ----------    ----------

                         Commission file number 1-11506
                                                -------

                              Value Health, Inc.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                  06-1194838
- - ----------------------------------      --------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)


                      22 Waterville Road, Avon, Connecticut  06001
           ----------------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                   (860) 678-3400
                                   --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                        Yes  X                  No
                                                  ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares of Common Stock, without par value, outstanding on April 18, 1996 was 54,222,036.

                               Value Health, Inc.

                               Table of Contents
- - --------------------------------------------------------------------------------
PART I -- FINANCIAL INFORMATION


                                                                                Page
                                                                                ----
     Item 1.  Financial Statements

              Consolidated Balance Sheets as of March 31, 1996
               And December 31, 1995                                               3

              Consolidated Statements Of Operations For The Three Months
               Ended March 31, 1996 And 1995                                       4

              Consolidated Statements Of Cash Flows For The Three
               Months Ended March 31, 1996 And 1995                                5

              Notes To Consolidated Financial Statements                           6

     Item 2.  Management's Discussion And Analysis Of Financial
              Condition And Results Of Operations                                 10


PART II -- OTHER INFORMATION

     Item 1.  Legal Proceedings                                                   15

     Item 5.  Other Information                                                   15

     Item 6.  Exhibits And Reports On Form 8-K                                    15


SIGNATURES                                                                        16

                              VALUE HEALTH, INC.
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
              (in thousands, except par value and share amounts)

                                                               March 31, 1996    December 31, 1995
                                                                (unaudited)         (audited)
                                                              ----------------   -----------------
                          ASSETS

Current assets:
  Cash and cash equivalents                                       $72,476            $68,505
  Restricted cash                                                   4,806              5,806
  Short-term investments                                           18,107             25,514
  Accounts receivable (net of allowance for doubtful
     accounts of $16,338 and $17,171, respectively)               319,458            304,272
  Inventories                                                      23,428             30,052
  Prepaid expenses and other current assets                        32,211             31,495
  Deferred taxes                                                   66,347             71,797
                                                              -----------       ------------
       Total current assets                                       536,833            537,441
                                                              -----------       ------------
Fixed assets:
  Land                                                              3,532              3,532
  Buildings                                                        14,246             14,226
  Furniture and fixtures                                           18,483             19,820
  Equipment and software                                          141,856            150,425
  Leasehold improvements                                           14,561             15,709
                                                              -----------       ------------
                                                                  192,678            203,712
  Less accumulated depreciation and amortization                  (67,964)           (71,242)
                                                              -----------       ------------
       Total fixed assets                                         124,714            132,470
                                                              -----------       ------------

Long-term investments                                               9,766             12,868
Goodwill, net                                                     216,316            190,605
Other assets                                                       26,666             30,651
                                                              -----------       ------------
                                                                  252,748            234,124
                                                              -----------       ------------

Total assets                                                     $914,295           $904,035
                                                              ===========       ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Payable to providers                                           $111,937           $116,166
  Accounts payable and accrued expenses                            65,119             65,195
  Merger related expense                                           41,738             49,767
  Accrued loss contracts                                           24,569             30,386
  Restructuring reserve                                            24,258             30,597
  Other liabilities                                                32,027             24,300
                                                              -----------       ------------
       Total current liabilities                                  299,648            316,411
                                                              -----------       ------------

Capital lease obligations, less current portion                     1,831              2,130
Other liabilities                                                   4,828              4,450
                                                              -----------       ------------
       Total long-term liabilities                                  6,659              6,580
                                                              -----------       ------------

       Total liabilities                                          306,307            322,991
                                                              -----------       ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.01 par value, authorized 1,000,000
     shares, no shares issued                                          -                  -
  Common stock - without par value, authorized 100,000,000
     shares, issued and outstanding 54,217,093 and
     53,688,740 shares, respectively                              500,530            467,325
  Retained earnings                                               133,044            113,950
  Treasury stock, at cost, 959,998 shares at March 31, 1996       (25,353)                -
  Unrealized loss on securities available-for-sale, net of tax       (233)              (231)
                                                              -----------       ------------
       Total stockholders' equity                                 607,988            581,044
                                                              -----------       ------------


Total liabilities and stockholders' equity                       $914,295           $904,035
                                                              ===========       ============

                See notes to consolidated financial statements.

                              VALUE HEALTH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                  for the three months ended
                                                            March 31,
                                                  -----------------------------
                                                      1996            1995
                                                  ------------    -------------

Revenues:
  Prescription drugs - services                   $294,875        $238,713
  Prescription drugs - products                     98,849         109,422
  Mental health                                     52,285          52,771
  Workers' compensation                             27,648          23,458
  Disease management and information services       14,134          14,034
  Other                                              1,389           3,262
  Investment income                                  1,580           2,558
                                                  --------        --------
       Total revenues                              490,760         444,218
                                                  --------        --------


Expenses:
  Costs of services                                318,171         268,079
  Costs of products                                 84,177          88,531
  Selling, general and administrative               46,439          42,681
  Depreciation and amortization                      7,344           6,751
  Amortization of goodwill                           2,187           1,557
  Interest expense                                      80             568
  Loss contract                                          -          12,600
                                                  --------        --------
       Total expenses                              458,398         420,767
                                                  --------        --------


Earnings before income taxes                        32,362          23,451

  Provision for income taxes                        13,268           9,556
                                                  --------        --------

Net earnings                                       $19,094         $13,895
                                                  ========        ========

Weighted average common shares
  and common share equivalents outstanding          55,125          54,118
                                                  ========        ========


Net earnings per share                               $0.35           $0.26
                                                  ========        ========


                See notes to consolidated financial statements.

                              VALUE HEALTH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the three months ended March 31, 1996 and 1995
                                (in thousands)
                                  (unaudited)

                                                                         1996         1995
                                                                      -----------  -----------
Cash flows from operating activities:
  Net earnings                                                           $19,094    $13,895
                                                                      ----------   --------

  Adjustments to reconcile net earnings to net cash:

    Depreciation and amortization                                          7,344      6,751
    Provision for doubtful accounts and notes receivable                   1,792      2,575
    Deferred taxes                                                         5,450     (3,837)
    Tax effect of certain stock option transactions                        2,500        250
    Amortization of goodwill                                               2,187      1,557
    Amortization of deferred revenue                                      (4,788)    (2,606)
    Amortization of investment premiums                                       60        136
    Gain on sales of securities                                                -       (542)

  Change in assets and liabilities:
    (Increase) decrease in assets:
      Restricted cash                                                      1,000       (113)
      Accounts receivable                                                (14,353)   (24,458)
      Inventories                                                          6,624      2,741
      Other current and non-current assets                                (3,977)    (3,472)
    Increase (decrease) in liabilities:
      Payable to providers                                                (4,229)     4,066
      Accounts payable and accrued expenses                                 (465)    (2,481)
      Merger-related expense                                              (5,690)    (1,964)
      Accrued loss contracts                                              (5,817)         -
      Restructuring reserve                                               (2,940)         -
      Other current and non-current liabilities                           12,944     18,312
                                                                      ----------   --------
        Total adjustments                                                 (2,358)    (3,085)
                                                                      ----------   --------
        Net cash provided by operating activities                         16,736     10,810
                                                                      ----------   --------

Cash flows from investing activities:
  Capital expenditures                                                   (10,279)   (12,704)
  Proceeds from sale of fixed assets                                       6,536          -
  Purchase of subsidiaries and assets, net of cash acquired               (1,514)   (13,014)
  Advances under financing agreements                                          -       (200)
  Collections under financing agreements                                       -      1,174
  Purchases of securities                                                (14,172)   (10,501)
  Maturities and sales of securities                                      24,632     13,247
                                                                      ----------   --------
        Net cash provided by (used in) investing activities                5,203    (21,998)
                                                                      ----------   --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                       -        183
  Proceeds from exercise of common stock options                           7,709      1,806
  Payments for common stock repurchase                                   (25,353)         -
  Payments of long-term debt and capital lease obligations                  (324)    (4,713)
                                                                      ----------   --------
        Net cash used in financing activities                            (17,968)    (2,724)
                                                                      ----------   --------

Net increase (decrease) in cash and cash equivalents                       3,971    (13,912)

Cash and cash equivalents at beginning of period                          68,505     84,899
                                                                      ----------   --------

Cash and cash equivalents at end of period                               $72,476    $70,987
                                                                      ==========   ========


                See notes to consolidated financial statements.

                               Value Health, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation:

     The unaudited interim consolidated financial statements included herein, as of and for the three months ended March 31, 1996 and 1995, contain all adjustments which, in the opinion of management, are necessary to present a fair statement of the financial condition, results of operations and cash flows for the interim periods reported. Operating results for the interim periods are not necessarily indicative of those expected for the full year. Certain prior year amounts have been reclassified to conform to the 1996 presentation.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the Company's audited financial statements for the year ended December 31, 1995. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the Company's December 31, 1995 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions, rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.   Acquisitions:

     On January 10, 1996, the Company completed its acquisition of Medintell Systems Corporation ("Medintell"). Total consideration was approximately $28.9 million and consisted of cash and Value Health common stock. In connection with this transaction, the Company repurchased 842,500 shares of its common stock which approximated the number of shares issued to complete the acquisition. Medintell develops and markets advanced pharmacy information systems and services and will be integrated into the Company's ValueRx subsidiary. The transaction was accounted for as a purchase. Goodwill of approximately $28.3 million was recorded and is being amortized over 20 years.

                               Value Health, Inc.

3.   Investments:

     Investments in debt and equity securities as of March 31, 1996 and December 31, 1995 are summarized as follows:

    Available-for-Sale        Amortized   Unrealized      Unrealized       Aggregate
      March 31, 1996            Cost         Gain            Loss         Fair Value
- - -------------------------------------------------------------------------------------
Obligations of States and
  Municipalities             $20,105,000     $26,000         $       --   $20,131,000
Obligations of U.S.
  Government and
  Agencies                     6,499,000                         (4,000)    6,495,000
Equity Securities              1,657,000                       (410,000)    1,247,000
- - -------------------------------------------------------------------------------------
                             $28,261,000     $26,000         $ (414,000)  $27,873,000
=====================================================================================

        Debt
     Maturities:               Less Than One Year     One To Five Years      Total
- - -------------------------------------------------------------------------------------
Amortized Cost                    $18,104,000            $8,500,000       $26,604,000
Aggregate Fair Value              $18,107,000            $8,519,000       $26,626,000
- - -------------------------------------------------------------------------------------

Proceeds from the sale of available-for-sale securities were $19,590,000 and $3,303,000 for the three months ended March 31, 1996 and 1995, respectively. Realized gains from these sales were $0 and $542,000 for the three months ended March 31, 1996 and 1995, respectively.



  Available-for-Sale      Amortized       Unrealized          Unrealized       Aggregate
   December 31, 1995        Cost             Gain                Loss         Fair Value
- - -----------------------------------------------------------------------------------------
Obligations of States
  and Municipalities     $31,751,000         $    14,000        $        --   $31,765,000
Obligations of U.S.
  Government and
  Agencies                 5,364,000               4,000                 --     5,368,000
Equity Securities          1,654,000                  --           (405,000)    1,249,000
- - -----------------------------------------------------------------------------------------
                         $38,769,000         $    18,000        $  (405,000)  $38,382,000
=========================================================================================

        Debt
     Maturities:                      Less Than One Year  One To Five Years      Total
- - -----------------------------------------------------------------------------------------
Amortized Cost                            $25,499,000        $11,616,000      $37,115,000
Aggregate Fair Value                      $25,514,000        $11,619,000      $37,133,000
- - -----------------------------------------------------------------------------------------

                               Value Health, Inc.

4.   Merger Related Expense:

     The following table is a reconciliation of the accrued merger-related expense for the three months ended March 31, 1996.

                                                                 Asset
                                                           Write-Offs And
                                                              Costs Of                     Reduction Of
                             Transaction                      Combining                      Headcount
      (In thousands)           Costs                          Operations                    and Capacity              Total
- - ----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995    $345                           $31,468                        $17,954                 $49,767

Expenses Recorded                 --                                --                             --                      --
Payments and Write-Offs          (71)                           (4,792)                        (3,166)                 (8,029)
- - ----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996       $274                           $26,676                        $14,788                 $41,738
==================================================================================================================================

5.   Restructuring Reserve:

     The following table is a reconciliation of the restructuring reserve for the three months ended March 31, 1996.

                                                                 Lease Vacation
                                Severance and                        and Other
        (In thousands)          Related Benefits                  Associated Costs                Total
- - --------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995         $ 7,732                           $22,865                    $30,597
Expenses Recorded                        --                                --                         --
Payments and Write-Offs               (1,836)                           (4,503)                   (6,339)
- - --------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996            $ 5,896                           $18,362                   $24,258
====================================================================================================================

6. Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     Effective January 1, 1996, the Company adopted SFAS 121. There was no material impact on financial condition, results of operations or cash flows during the first quarter of 1996.

                               Value Health, Inc.

7.   Supplemental Disclosures of Cash Flow Information:


                                             Three Months Ended
                                                 March 31,
- - ------------------------------------------------------------------
                                             1996         1995
- - ------------------------------------------------------------------
Cash Paid During The Period For:
   Interest                               $    70,000   $  266,000
   Income Taxes                           $ 2,082,000   $9,498,000
- - ------------------------------------------------------------------
Noncash Transactions:
   Note Receivable From Sale Of
    Subsidiary                            $        --   $2,900,000
   Common Stock Issued In Acquisitions    $23,065,000   $  662,000
- - ------------------------------------------------------------------

                              Value Health, Inc.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
- - --------

Value Health, Inc. ("the Company") is a leading provider of specialty managed health care benefit programs.

Revenues for the three months ended March 31, 1996 of $490.8 million increased $46.5 million or 10.5% over the first quarter of 1995. The Company's revenues are from specialized managed health care services in the areas of prescription drugs, mental health and substance abuse, worker's compensation and disability management, and disease management and information services.

The Company's net earnings for the first quarter of 1996 were $19.1 million as compared with net earnings of $13.9 million during the first quarter of 1995. The 1995 results include losses of $12.6 million from the Company's contract with the State of New Jersey.

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes, "anticipates," "plans'" "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements. These factors could include, but not be limited to, the impact of increases in health care costs and utilization on expenses, the amount of rebates from pharmaceutical manufacturers, competition, the loss of contracts or failure to secure new contracts, the timing of obtaining new business, the timing of cost reductions from the Company's re-engineering programs, government regulation, potential legal liability resulting from errors and/or omissions in providing services, reliance on data processing and other risks detailed from time to time in the Company's Securities and Exchange Commission filings.

                               Value Health, Inc.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, Continued


RESULTS OF OPERATIONS
- - ---------------------

The following table sets forth certain consolidated financial data as percentages of revenues for the three-month periods ended March 31, 1996 and 1995.

                                           Percentage of Revenues
                                            for the three months
                                              ended March 31,
- - -----------------------------------------------------------------
                                              1996         1995
- - -----------------------------------------------------------------
 Revenues:
    Prescription Drugs - Services               60.1%        53.7%
    Prescription Drugs - Products               20.1         24.6
    Mental Health                               10.7         11.9
    Workers' Compensation                        5.6          5.3
    Disease Management and
      Information Services                       2.9          3.2
    Other                                        0.3          0.7
    Investment Income                            0.3          0.6
- - -----------------------------------------------------------------
          Total Revenues                       100.0        100.0
- - -----------------------------------------------------------------
Expenses:
  Costs of Services(1)                          64.8         60.4
  Costs of Products(2)                          17.2         19.9
  Selling, General & Administrative              9.5          9.6
  Depreciation & Amortization                    1.5          1.5
  Amortization of Goodwill                       0.4          0.4
  Interest Expense                                --          0.1
  Loss Contract                                   --          2.8
- - -----------------------------------------------------------------
          Total Expenses                        93.4         94.7
- - -----------------------------------------------------------------
Earnings Before Income Taxes                     6.6          5.3
Provision For Income Taxes                       2.7          2.2
- - -----------------------------------------------------------------
Net Earnings                                     3.9%         3.1%
=================================================================

- - -----------------------------------------------------------------
(1) Costs Of Services As A Percentage
    Of Services Revenues                        81.8%        81.5%
=================================================================
(2) Costs Of Products As A Percentage
    Of Products Revenues                        85.2%        80.9%
=================================================================

                               Value Health, Inc.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, Continued

RESULTS OF OPERATIONS (Continued)
- - ---------------------------------

Revenues increased by $46.5 million or 10.5% over the first quarter of 1995. The addition of new customers increased revenues by $75.2 million, and acquisitions increased revenues by $4.5 million. Revenues from existing customers declined by $30.3 million. Other revenues and investment income declined by $1.9 million and $1.0 million, respectively from 1995.

Prescription drug service revenues (from the retail pharmacy network and institutional businesses) increased by $56.2 million or 23.5% over the first quarter of 1995. The addition of new customers increased revenues by $60.5 million and revenues from existing customers declined by $4.3 million. Lost business was partially offset by increases in enrollment and expansion programs within existing accounts.

Prescription drug product revenues (from the mail service pharmacy business) for the first quarter decreased by $10.6 million or 9.7% over the first quarter of 1995. The addition of new customers increased revenues by $6.6 million while revenues from existing customers declined by $17.2 million, due primarily to lost business.

Lost prescription drug service and product business occurred as a result of certain loss contracts canceled by the Company as well as profitable contracts canceled by certain customers. The Company expects revenue decreases from existing prescription drug customers to continue during the second quarter of 1996, due to its decision to cancel certain loss accounts and to resist rebids at excessively low margins.

Mental health revenues for the first quarter of 1996 decreased by $0.5 million or 0.9% over the first quarter of 1995. New business and acquisitions added $3.9 million and $3.1 million, respectively to 1996 revenues. Revenues from existing customers decreased by $7.5 million as a result of enrollment reductions, lost business and price reductions.

Workers' compensation revenues for the first quarter of 1996 increased by $4.2 million or 17.9% from the first quarter of 1995. New business and acquisitions added $2.1 million and $0.3 million, respectively to 1996 revenues. Revenues from existing customers increased by $1.8 million in 1996 primarily due to enrollment increases.

Disease management and information services revenues for the first quarter of 1996 increased by $0.1 million or 0.7% from the first quarter of 1995. New customers, including disease management programs added $2.1 million to revenues. Acquisitions added $1.1 million to 1996 revenues. Revenues from existing customers decreased by $3.1 million, primarily due to enrollment reductions and scheduled fee decreases in a certain major disease management contract. The sale of the assets of Lewin-VHI, Inc. in May, 1996 will result in revenue decreases during the remainder of 1996.

Other revenues for the first quarter of 1996 declined by $1.9 million from the first quarter of 1995 due primarily to the sale of National Foot Care Program in 1995.

                               Value Health, Inc.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, Continued


RESULTS OF OPERATIONS (Continued)
- - ---------------------------------

Investment income for the three-month period ended March 31, 1996 declined by $1.0 million due primarily to lower investment balances in 1996.

The Company's costs of services consist of direct expenses of providing specialty managed care and information services, including costs of retail prescription drugs, mental health and substance abuse provider charges, salaries and wages of medical management, customer service and claims processing personnel and certain data processing costs. Costs of services for the three months ended March 31, 1996 increased by $50.1 million or 18.7% over the first quarter of 1995. Most of these increases were due to an increased number of plan participants and provider and drug price increases. As a percentage of service revenues, costs of services for the first quarter of 1996 were 81.8% as compared with 81.5% during the first quarter of 1995. Despite a competitive pricing environment, the Company maintained a stable cost of services ratio during the first quarter of 1996 as compared with the first quarter of 1995. This was due primarily to the reserving for and cancellation of certain loss contracts during 1995 and resistance to rebids at excessively low margins.

The Company's costs of products consist of the cost of mail order prescription drugs, including labor and overhead charges associated with warehousing, processing and shipping activities. Costs of products for the three months ended March 31, 1996 decreased by $4.4 million or 4.9% over the first quarter of 1995. As a percentage of product revenues, costs of products increased to 85.2% for the three months ended March 31, 1996, from 80.9% during the first quarter of 1995. The increase in the costs of products ratio is due to the competitive pricing environment and the loss of certain profitable accounts since the first quarter of 1995.

Selling, general and administrative expenses for the three months ended March 31, 1996, increased by $3.8 million or 8.8% over the first quarter of 1995. As a percentage of revenues, selling, general and administrative expenses decreased to 9.5% for the first quarter of 1996 from 9.6% during the first quarter of 1995. The selling, general and administrative expense ratio is expected to decline further during the remainder of 1996, as the Company's restructuring program continues.

Depreciation and amortization expense, which consists of the depreciation of property and equipment and the amortization of intangible assets arising from acquisitions and purchased and internally developed software, was $9.5 million for the three months ended March 31, 1996 as compared to $8.3 million for the first quarter of 1995. The higher level of depreciation and amortization in 1996 was attributable to increased investment in fixed assets to support growth in the Company's business, goodwill amortization resulting from 1995 and 1996 acquisitions and increased amortization of capitalized computer software. The Company expects depreciation and amortization to continue to increase over prior year levels throughout the remainder of 1996, although asset write-offs are expected to slow this increase.

                               Value Health, Inc.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, Continued


RESULTS OF OPERATIONS (Continued)
- - ---------------------------------

During the first quarter of 1995, the Company recorded $12.6 million of estimated losses from its contract with the State of New Jersey.

The provision for income taxes in both years includes estimates of federal and state income taxes. The effective tax rate for the three months ended March 31, 1996 and 1995 was approximately 41%.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The Company has funded its operations and capital expenditures primarily from the proceeds of stock issuances and internally generated cash. As of March 31, 1996, the Company had working capital of $237.2 million and unrestricted cash and marketable securities of $100.3 million.

During the first quarter of 1996, the Company repurchased 959,998 shares of its common stock in connection with the Medintell acquisition and an earnout from a previous acquisition.

Capital additions were approximately $10.3 million for the three months ended March 31, 1996. Capital additions were primarily for computer hardware and software, furniture, leasehold improvements and software development for information services.

The Company's remaining contingent payments to CCN under its Acquisition Agreement dated May 18, 1995, may be up to $78 million through the first half of 1997 and are not expected to have a material impact on its financial condition, results of operations or cash flows.

The Company may in the future acquire certain businesses or products complementary to its strategy. If the Company's available cash and marketable securities are not sufficient to meet its acquisition-related liquidity and funding requirements, then the Company will pursue additional capital from a variety of sources, including but not limited to equity and debt offerings, bank lines of credit and other sources. Although the Company is confident that it will be able to obtain such additional financing, there can be no assurance that the Company will be able to secure financing or that its terms will be favorable to the Company.

Management believes that existing cash and marketable securities, together with internally generated cash will be sufficient to meet the company's normal operating requirements through 1996.

                               Value Health, Inc.

                                    PART II
                               OTHER INFORMATION


Item 1. - Legal Proceedings
- - ---------------------------

The Company is involved in certain litigation as more fully described in its Annual Report on Form 10-K for the year ended December 31, 1995. The Company denies the allegations in those cases and intends to defend them vigorously. Any potential losses cannot be estimated at this time.

Item 5. - Other Information
- - ---------------------------

On April 16, 1996, the Company signed a definitive agreement to sell all the operating assets of the Company's Lewin-VHI, Inc. subsidiary to Quintiles Transnational Corporation.

Item 6. - Exhibits and Reports on Form 8-K
- - ------------------------------------------

(a)  Exhibit II - Schedule of Computation of Net Earnings Per Share

(b) No reports on Form 8-K were filed during the three-month period ended March 31, 1996.

                               Value Health, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:   May 13, 1996                Value Health, Inc.


                                    By:  \s\ Robert E. Patricelli
                                         ------------------------
                                         Robert E. Patricelli
                                          Chairman, President
                                          and Chief Executive Officer



DATE:   May 13, 1996                By:   \s\ David M. Wurzer
                                          ------------------------
                                          David M. Wurzer
                                           Senior Vice President
                                           and Chief Financial Officer
                                           (Principal  Financial
                                           and Accounting Officer)

                               Value Health, Inc.

                                 EXHIBIT INDEX



Exhibit Number and Description                                Page
- - ------------------------------                                ----


Exhibit 11 - Schedule of Computation of
             Net Earnings Per Share                             18