Form 10-Q
period 1996-06-30
VALUE HEALTH INC / CT
filed 1996-08-13
CIK 872653

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996
                                                 -------------

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 1-11506
                                                -------

                              Value Health, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                         06-1194838
 ----------------------------------     ----------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)

                 22 Waterville Road, Avon, Connecticut  06001
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

                        Yes  X                  No
                           -----                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares of Common Stock, without par value, outstanding on July 29, 1996 was 54,393,496.

                               Value Health, Inc.

                               Table of Contents
- --------------------------------------------------------------------------------
PART I -- FINANCIAL INFORMATION

                                                                       Page
                                                                       ----
     Item 1. Financial Statements

             Consolidated Balance Sheets June 30, 1996
             And December 31, 1995                                       3

             Consolidated Statements Of Operations For The Three And
             Six Months Ended June 30, 1996 And 1995                     4

             Consolidated Statements Of Cash Flows For The Six
             Months Ended June 30, 1996 And 1995                         5

             Notes To Consolidated Financial Statements                  6

     Item 2. Management's Discussion And Analysis Of Financial
             Condition And Results Of Operations                         9


PART II -- OTHER INFORMATION

     Item 1. Legal Proceedings                                          16

     Item 4. Submission Of Matters To A Vote Of
             Security Holders                                           16

     Item 5. Other Information                                          16

     Item 6. Exhibits And Reports On Form 8-K                           16


SIGNATURES                                                              17


                              VALUE HEALTH, INC.
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
              (in thousands, except par value and share amounts)


                                                                       June 30, 1996          December 31, 1995
                                                                        (unaudited)               (audited)
                                                                      ---------------        --------------------
                         ASSETS
Current assets:
  Cash and cash equivalents                                             $    103,510           $         68,505
  Restricted cash                                                              4,247                      5,806
  Short-term investments                                                       2,049                     25,514
  Accounts receivable (net of allowance for doubtful accounts of
     $17,137, and $17,171, respectively)                                     319,878                    304,272
  Inventories                                                                 30,285                     30,052
  Prepaid expenses and other current assets                                   29,440                     31,495
  Deferred taxes                                                              60,087                     71,797
                                                                      --------------        ---------------------
       Total current assets                                                  549,496                    537,441
                                                                      --------------        ---------------------

Fixed assets:
  Land                                                                         3,532                      3,532
  Buildings                                                                   14,262                     14,226
  Furniture and fixtures                                                      18,274                     19,820
  Equipment and software                                                     137,457                    150,425
  Leasehold improvements                                                      15,082                     15,709
                                                                      ---------------        --------------------
                                                                             188,607                    203,712
  Less accumulated depreciation and amortization                             (69,633)                   (71,242)
                                                                      ---------------        --------------------
       Total fixed assets                                                    118,974                    132,470
                                                                      ---------------        --------------------



Long-term investments                                                          6,485                     12,868
Goodwill, net                                                                217,786                    190,605
Other assets                                                                  26,404                     30,651
                                                                      ---------------        -------------------
                                                                             250,675                    234,124
                                                                      ---------------        --------------------


Total assets                                                          $       919,145        $            904,035
                                                                      ===============        ====================


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Payable to providers                                                $      150,312         $          116,166
  Accounts payable and accrued expenses                                       53,579                     65,195
  Merger-related expense                                                      22,110                     49,767
  Accrued loss contracts                                                      18,314                     30,386
  Restructuring reserve                                                       19,530                     30,597
  Other liabilities                                                           20,390                     24,300
                                                                      ---------------        --------------------
       Total current liabilities                                             284,235                    316,411
                                                                      ---------------        --------------------

Capital lease obligations, less current portion                                1,497                      2,130
Other liabilities                                                              3,939                      4,450
                                                                      ---------------        --------------------
       Total long-term liabilities                                             5,436                      6,580
                                                                      ---------------        --------------------


       Total liabilities                                                     289,671                    322,991
                                                                      ---------------        --------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.01 par value, authorized 1,000,000
     shares, no shares issued                                                   -                          -
  Common stock - without par value, authorized 100,000,000
     shares, issued and outstanding 54,387,504 and
     53,688,740 shares, respectively                                         502,833                    467,325
  Retained earnings                                                          152,317                    113,950
  Treasury stock, at cost, 959,998 shares at June 30, 1996                   (25,353)                      -
  Unrealized loss on securities available-for-sale, net of tax                  (323)                      (231)
                                                                      ---------------        --------------------
       Total stockholders' equity                                            629,474                    581,044
                                                                      ---------------        --------------------


Total liabilities and stockholders' equity                            $       919,145        $          904,035
                                                                      ===============        ====================

                                          See notes to consolidated financial statements.
                                                                 3

                              VALUE HEALTH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                       for the three months ended          for the six months ended
                                                                June 30,                            June 30,
                                                       --------------------------          --------------------------
                                                          1996              1995              1996             1995
                                                       ----------        --------          ---------         --------
Revenues:
        Prescription drugs - services                  $ 284,931         $ 250,149         $ 579,806         $ 488,862
        Prescription drugs - products                    118,054           105,571           216,903           214,993
        Mental health                                     53,123            55,173           105,408           107,944
        Workers' compensation                             26,621            23,532            54,269            46,990
        Disease management and information services       12,643            17,763            26,777            31,796
        Other                                              1,445             1,309             2,834             4,573
        Investment income                                  1,394             2,574             2,974             5,131
                                                       ---------          ---------         ---------         --------
             Total revenues                              498,211           456,071           988,971           900,289
                                                       ---------          ---------         ---------         --------

Expenses:
        Costs of services                                308,385           281,854           626,556           549,933
        Costs of products                                103,607            86,110           187,784           174,641
        Selling, general and administrative               44,798            40,710            91,237            83,391
        Depreciation and amortization                      6,396             6,954            13,740            13,705
        Amortization of goodwill                           2,213             1,679             4,400             3,236
        Interest expense                                     161               566               241             1,134
        Loss contract                                          -                 -                 -            12,600
                                                        --------          --------          --------          --------
             Total expenses                              465,560           417,873           923,958           838,640
                                                        --------          --------          --------          --------

Earnings before income taxes                              32,651            38,198            65,013            61,649

        Provision for income taxes                        13,378            15,328            26,646            24,884
                                                        --------          --------          --------          --------
Net earnings                                            $ 19,273          $ 22,870          $ 38,367          $ 36,765
                                                        ========          ========          ========          ========
Weighted average common shares
  and common share equivalents outstanding                54,927            54,375            55,026            54,247
                                                        ========          ========          ========          ========

Net earnings per share                                  $   0.35          $   0.42          $   0.70          $   0.68
                                                        ========          ========          ========          ========


                See notes to consolidated financial statements.

                              VALUE HEALTH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                (in thousands)
                                  (unaudited)

                                                                    1996              1995
                                                                 ---------         ---------
Cash flows from operating activities:
  Net earnings                                                   $ 38,367          $ 36,765
                                                                 ---------         ---------

  Adjustments to reconcile net earnings to net cash:

    Depreciation and amortization                                  13,740            13,705
    Provision for doubtful accounts and notes receivable            4,584             4,764
    Deferred taxes                                                 11,710            (2,536)
    Tax effect of certain stock option transactions                 2,900               724
    Amortization of goodwill                                        4,400             3,236
    Amortization of deferred revenue                               (4,788)           (2,606)
    Amortization of investment premiums                               107               266
    Gain on sales of securities                                         -              (613)

  Change in assets and liabilities:
    (Increase) decrease in assets:
      Restricted cash                                               1,559              (119)
      Accounts receivable                                         (24,850)          (37,057)
      Inventories                                                    (233)            4,483
      Other current and non-current assets                         (3,221)          (10,304)
    Increase (decrease) in liabilities:
      Payable to providers                                         34,146             8,961
      Accounts payable and accrued expenses                       (10,848)           (6,511)
      Merger-related expense                                      (17,836)           (3,886)
      Accrued loss contracts                                      (12,072)                -
      Restructuring reserve                                        (6,327)                -
      Other current and non-current liabilities                    (1,200)            7,661
                                                                  --------         --------
        Total adjustments                                          (8,229)          (19,832)
                                                                  --------         --------
        Net cash provided by operating activities                  30,138            16,933
                                                                  --------         --------
Cash flows from investing activities:
  Capital expenditures                                            (22,223)          (25,478)
  Proceeds from sale of fixed assets                                5,961                 -
  Purchase of subsidiaries and assets, net of cash acquired       (10,111)          (13,910)
  Sale of subsidiary, net of cash sold                             18,017                 -
  Advances under financing agreements                                   -              (200)
  Collections under financing agreements                                -             1,174
  Purchases of securities                                         (22,754)          (21,514)
  Maturities and sales of securities                               52,389            34,906
                                                                 ---------         --------
        Net cash provided by (used in) investing activities        21,279           (25,022)
                                                                 ---------         --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                -             1,221
  Proceeds from exercise of common stock options                    9,610             7,144
  Payments for common stock repurchase                            (25,353)                -
  Proceeds from issuance of long-term debt                              -             6,500
  Payments of long-term debt and capital lease obligations           (669)          (18,296)
                                                                  --------          -------
        Net cash used in financing activities                     (16,412)           (3,431)
                                                                  --------          -------

Net increase (decrease) in cash and cash equivalents               35,005           (11,520)

Cash and cash equivalents at beginning of period                   68,505            84,899
                                                                 --------           -------
Cash and cash equivalents at end of period                       $103,510          $ 73,379
                                                                 ========          ========

                See notes to consolidated financial statements.

                              Value Health, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation:

     The unaudited interim consolidated financial statements included herein, as of and for the three-month and six-month periods ended June 30, 1996 and 1995, contain all adjustments which, in the opinion of management, are necessary to present a fair statement of the financial condition, results of operations and cash flows for the interim periods reported. Operating results for the interim periods are not necessarily indicative of those expected for the full year. Certain prior year amounts have been reclassified to conform to the 1996 presentation.

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

2.   Investments:

     Investments in debt and equity securities as of June 30, 1996 and December 31, 1995 are summarized as follows:

    Available-for-Sale       Amortized   Unrealized  Unrealized   Aggregate
       June 30, 1996            Cost        Gain        Loss      Fair Value
- ----------------------------------------------------------------------------
Obligations of States and
  Municipalities             $2,000,000      $    -   $       -   $2,000,000
Obligations of U.S.
  Government and
  Agencies                    5,422,000       2,000      (7,000)   5,417,000
Equity Securities             1,653,000           -    (535,000)   1,118,000
- ----------------------------------------------------------------------------
                             $9,075,000      $2,000   $(542,000)  $8,535,000
============================================================================

                               Value Health, Inc.



         Debt
      Maturities:       Less Than One Year  One To Five Years    Total
- -------------------------------------------------------------------------
Amortized Cost           $2,048,000         $5,374,000          $7,422,000
Aggregate Fair Value     $2,050,000         $5,367,000          $7,417,000
- -------------------------------------------------------------------------

     Proceeds from the sale of available-for-sale securities were $22,617,000 and $11,852,000 for the three months ended June 30, 1996 and 1995, respectively. Realized gains from these sales were $0 and $65,000 for the three months ended June 30, 1996 and 1995, respectively. Proceeds from the sale of available-for-sale securities were $42,207,000 and $15,155,000 for the six months ended June 30, 1996 and 1995, respectively. Realized gains from these sales were $0 and $613,000, respectively.


    Available-for-Sale       Amortized       Unrealized      Unrealized      Aggregate
     December 31, 1995         Cost             Gain            Loss         Fair Value
- -----------------------------------------------------------------------------------------
Obligations of States
  and Municipalities         $31,751,000      $ 14,000       $      --        $31,765,000
Obligations of U.S.
  Government and
  Agencies                     5,364,000         4,000              --          5,368,000
Equity Securities              1,654,000            --        (405,000)         1,249,000
- -----------------------------------------------------------------------------------------
                             $38,769,000      $ 18,000       $(405,000)       $38,382,000
=========================================================================================


Debt
Maturities:                Less Than One Year       One To Five Years         Total
- -------------------------------------------------------------------------------------------
Amortized Cost             $25,499,000                $11,616,000           $37,115,000
Aggregate Fair Value       $25,514,000                $11,619,000           $37,133,000
- -------------------------------------------------------------------------------------------

3.   Merger-Related Expense:

The following table is a reconciliation of the accrued merger-related expense for the six months ended June 30, 1996.

                                                     Asset
                                                   Write-Offs       Reduction Of
                                                  And Costs Of       Headcount
                                Transaction        Combining            and
(In thousands)                     Costs           Operations         Capacity           Total
 ------------------------------------------------------------------------------------------------
Balance at December 31,            $345             $31,468           $17,954            $49,767
 1995
Expenses Recorded                    --                  --                --                 --
Payments and Write-Offs             (78)            (22,664)           (4,915)           (27,657)
- -------------------------------------------------------------------------------------------------
Balance at June 30, 1996           $267              $8,804           $13,039            $22,110
=================================================================================================

                               Value Health, Inc.

4.   Restructuring Reserve:

The following table is a reconciliation of the restructuring reserve for the six months ended June 30, 1996.

                                                   Lease
                              Severance and     Vacation and
      (In thousands)            Related             Other           Total
                               Benefits          Associated
                                                   Costs
- -------------------------------------------------------------------------------
Balance at December 31,       $7,732               $22,865          $30,597
 1995
Expenses Recorded                 --                    --               --
Payments and Write-Offs       (3,955)               (7,112)         (11,067)
- -------------------------------------------------------------------------------
Balance at June 30, 1996      $3,777               $15,753          $19,530
===============================================================================

5. Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     Effective January 1, 1996, the Company adopted SFAS 121. There was no material impact on financial condition, results of operations or cash flows during the first six months of 1996.


6.   Supplemental Disclosures of Cash Flow Information:

                                              Six Months Ended
                                                  June 30,
- ------------------------------------------------------------------
                                             1996         1995
- ------------------------------------------------------------------
Cash Paid During The Period For:
   Interest                               $   213,000  $ 1,097,000
   Income Taxes                           $25,777,000  $33,848,000
- ------------------------------------------------------------------
Noncash Transactions:
   Note Receivable From Sale Of           $
    Subsidiary                                     --  $ 2,900,000
   Common Stock Issued In Acquisitions    $23,065,000  $10,138,225
   Fixed Asset Write-Offs From Merger And
    Restructuring                         $20,522,000  $        --
- ------------------------------------------------------------------


                              Value Health, Inc.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
- --------

Value Health, Inc. ("the Company") is a leading provider of specialty managed health care benefit programs.

Revenues for the three months ended June 30, 1996 of $498.2 million increased $42.1 million or 9.2% over the second quarter of 1995. For the first six months of 1996, revenues were $989.0 million, up 9.9% over the first six months of 1995. The Company's revenues are from specialized managed health care services in the areas of prescription drugs, mental health and substance abuse, workers' compensation and disability management, and disease management and information services.

The Company's net earnings for the second quarter of 1996 were $19.3 million as compared with net earnings of $22.9 million during the second quarter of 1995. Year to date net earnings of $38.4 million were 4.4% higher than the comparable prior year period. The decline in net earnings during the three months ended June 30, 1996 from the three months ended June 30, 1995 was due primarily to reduced prescription drug product profit margins and decreases in disease management and information services revenues in 1996.

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes, "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements. These factors could include, but not be limited to, the impact of increases in health care costs and utilization on expenses, the amount of rebates from pharmaceutical manufacturers, competition, the loss of contracts or failure to secure new contracts, the timing of obtaining new business, the timing of cost reductions from the Company's re-engineering programs, government regulation, potential legal liability resulting from errors and/or omissions in providing services, reliance on data processing and other risks detailed from time to time in the Company's Securities and Exchange Commission filings.

                               Value Health, Inc.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, Continued


RESULTS OF OPERATIONS
- ---------------------

The following table sets forth certain consolidated financial data as percentages of revenues for the three and six-month periods ended June 30, 1996 and 1995.


- --------------------------------------------------------------------------------
                             Percentage of Revenues    Percentage of Revenues
                              for the three months       for the six months
                                 ended June 30,            ended June 30,
- --------------------------------------------------------------------------------
                                1996         1995         1996        1995
- --------------------------------------------------------------------------------

Revenues:
  Prescription Drugs -
   Services                       57.2%       54.8%        58.6%       54.3%
  Prescription Drugs -
   Products                       23.7        23.1         21.9        23.9
  Mental Health                   10.7        12.1         10.7        12.0
  Workers Compensation             5.3         5.2          5.5         5.2
  Disease Management
   and Information Services        2.5         3.9          2.7         3.5
  Other                            0.3         0.3          0.3         0.5
  Investment Income                0.3         0.6          0.3         0.6
- --------------------------------------------------------------------------------
          Total Revenues         100.0       100.0        100.0       100.0
- --------------------------------------------------------------------------------
Expenses:
  Costs of Services/(1)/          61.9        61.8          63.4       61.1
  Costs of Products/(2)/          20.8        18.9          19.0       19.4
  Selling, General &
   Administrative                  9.0         8.9           9.2        9.3
  Depreciation &
   Amortization                    1.7         1.9           1.8        1.9
  Interest Expense                 0.0         0.1           0.0        0.1
  Loss Contract                    0.0         0.0           0.0        1.4
- --------------------------------------------------------------------------------
          Total Expenses          93.4        91.6          93.4       93.2
- --------------------------------------------------------------------------------
Earnings Before Income
 Taxes                             6.6         8.4           6.6        6.8
Provision For Income Taxes         2.7         3.4           2.7        2.7
- --------------------------------------------------------------------------------
Net Earnings                       3.9%        5.0%          3.9%       4.1%
================================================================================
================================================================================
/(1)/Costs Of Services As
 A Percentage
   Of Services Revenues           81.7%       81.3%         81.8%      81.4%
================================================================================
/(2)/Costs Of Products
 As A Percentage
    Of Products Revenues          87.8%       81.6%         86.6%      81.2%
================================================================================

                               Value Health, Inc.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, Continued


RESULTS OF OPERATIONS (Continued)
- ---------------------

Revenues increased by $42.1 million or 9.2% over the second quarter of 1995.
The addition of new customers increased revenues by $62.3 million, and acquisitions increased revenues by $1.4 million. Revenues from existing customers declined by $18.5 million and the sale of Lewin in 1996 caused second quarter 1996 revenues to decline by $2.1 million from 1995. Other revenues increased by $0.1 million and investment income declined by $1.2 million from 1995. Year to date revenues increased by $88.7 million or 9.9% over the first six months of 1995. New customers and acquisitions increased revenues by $137.5 million and $5.9 million, respectively. Revenues from existing customers declined by $48.8 million and the sale of Lewin-VHI, Inc. in May, 1996 caused revenues to decline by $2.1 million. Other revenues and investment income declined by $1.7 million and $2.2 million, respectively.

Prescription drug service revenues (from the retail pharmacy network and institutional businesses) increased by $34.8 million or 13.9% over the second quarter of 1995. The addition of new customers increased revenues by $49.7 million and revenues from existing customers declined by $15.0 million. Lost business was partially offset by increases in enrollment and expansion programs within existing accounts. Year to date prescription drug service revenues increased by $90.9 million over the first six months of 1995. The addition of new customers increased revenues by $110.2 million while revenues from existing customers declined by $19.3 million.

Prescription drug product revenues (from the mail service pharmacy business) for the second quarter increased by $12.5 million or 11.8% from the second quarter of 1995. The addition of new customers increased revenues by $7.0 million and revenues from existing customers increased by $5.5 million. Year to date prescription drug product revenues increased by $1.9 million over the first six months of 1995. The addition of new customers increased revenues by $13.6 million while revenues from existing customers declined by $11.7 million.

Lost prescription drug service and product business occurred as a result of certain loss contracts canceled by the Company as well as profitable contracts canceled by certain customers. The Company expects revenue decreases from existing prescription drug customers to continue during the third quarter of 1996, as compared with the third quarter of 1995, due to its decision to cancel certain loss accounts and to resist rebids at excessively low margins. The Company's joint venture with Baxter HealthCare Corporation commenced operations in July, 1996 (See Item 5). Under generally accepted accounting principles, joint venture revenue will not be consolidated with the Company's revenue. Accordingly, beginning in the third quarter of 1996, reported prescription drug service revenue from existing (institutional) customers will decline from prior periods by approximately $20 million per quarter for the remainder of 1996.

                               Value Health, Inc.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, Continued


RESULTS OF OPERATIONS (Continued)
- ---------------------

Mental health revenues for the second quarter of 1996 decreased by $2.0 million or 3.7% from the second quarter of 1995. New business added $3.5 million to 1996 revenues. Revenues from existing customers decreased by $5.5 million as a result of enrollment reductions, lost business and price reductions. Year to date mental health revenues declined by $2.5 million from the first six months of 1995. The addition of new customers and acquisitions increased revenues by $7.4 million and $3.1 million, respectively, over the first six months of 1995. Revenues from existing customers declined by $13.0 million. The decrease was due to enrollment reductions, lost business and price reductions.

Workers' compensation revenues for the second quarter of 1996 increased by $3.1 million or 13.1% over the second quarter of 1995. New business and acquisitions added $1.2 million and $0.3 million, respectively, to 1996 revenues. Revenues from existing customers increased by $1.6 million in 1996 primarily due to enrollment increases. Year to date workers' compensation revenues increased by $7.3 million over the first six months of 1995. New business and acquisitions added $3.3 million and $0.6 million, respectively, to 1996 revenues. Revenues from existing customers increased by $3.4 million primarily due to enrollment increases.

Disease management and information services revenues for the second quarter of 1996 decreased by $5.1 million or 28.8% from the second quarter of 1995. New customers, including disease management programs added $1.0 million to revenues. Acquisitions added $1.1 million to 1996 revenues. Revenues from existing customers decreased by $5.1 million, primarily due to enrollment reductions, lost business and scheduled fee decreases in a certain major disease management contract. Year to date disease management and information services revenues declined by $5.0 million. New customers, including disease management programs added $3.1 million to revenues. Acquisitions added $2.2 million and revenues from existing customers declined by $8.2 million due to enrollment reductions, lost business and scheduled fee decreases in a certain major disease management contract. The sale of the assets of Lewin-VHI, Inc. in May, 1996 accounted for $2.1 million of the revenue decrease. Revenues during the third and fourth quarters in 1996 are expected to be lower than the comparable periods in 1995 due to the Lewin sale and scheduled fee decreases as discussed above.

Other revenues for the second quarter of 1996 increased by $0.1 million from the second quarter of 1995, while year to date revenues declined by $1.7 million. The year to date decline was primarily due to the sale of National Foot Care Program in 1995.

Investment income for the three-month and six-month periods ended June 30, 1996 declined by $1.2 million and $2.2 million, respectively, due primarily to lower investment balances in 1996.

                               Value Health, Inc.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, Continued


RESULTS OF OPERATIONS (Continued)
- ---------------------

The Company's costs of services consist of direct expenses of providing specialty managed care and information services, including costs of retail prescription drugs, mental health and substance abuse provider charges, salaries and wages of medical management, customer service and claims processing personnel and certain data processing costs. Costs of services for the three months ended June 30, 1996 increased by $26.5 million or 9.4% over the second quarter of 1995. Costs of services for the six months ended June 30, 1996 increased by $76.6 million or 13.9% over the first six months of 1995. Most of these increases were due to an increased number of plan participants and provider and drug price increases. As a percentage of service revenues, costs of services for the second quarter of 1996 were 81.7% as compared with 81.3% during the second quarter of 1995 and 81.8% for the six months ended June 30, 1996 as compared with 81.4% during the first six months of 1995. Despite a competitive pricing environment, the Company has maintained a relatively stable cost of services ratio during 1996 as compared with 1995. This is due primarily to the Company's restructuring and re-engineering programs implemented during 1996, resistance to rebids at excessively low margins and the reserving for and cancellation of certain loss contracts during 1995.

The Company's costs of products consist of the cost of mail order prescription drugs, including labor and overhead charges associated with warehousing, processing and shipping activities. Costs of products for the three months ended June 30, 1996 increased by $17.5 million or 20.3% over the second quarter of 1995. Costs of products for the first six months of 1996 increased by $13.1 million or 7.5% over the first six months of 1995. As a percentage of product revenues, costs of products increased to 87.8% for the three months ended June 30, 1996, from 81.6% during the second quarter of 1995, and to 86.6% during the six months ended June 30, 1996 from 81.2% during the six months ended June 30, 1995. The increase in the costs of products ratio is due to the competitive pricing environment and the loss of certain profitable accounts since the second quarter of 1995.

Selling, general and administrative expenses for the three months ended June 30, 1996, increased by $4.1 million or 10.0% over the second quarter of 1995. Selling, general and administrative expenses for the first six months of 1996 increased by $7.8 million or 9.4% over the first six months of 1995. As a percentage of revenues, selling, general and administrative expenses were 9.0% for the second quarter of 1996 and 8.9% during the second quarter of 1995. For the six months ended June 30, selling, general and administrative expenses as a percentage of revenue was 9.2% in 1996 and 9.3% in 1995.

                               Value Health, Inc.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, Continued


RESULTS OF OPERATIONS (Continued)
- ---------------------

Depreciation and amortization expense, which consists of the depreciation of property and equipment and the amortization of purchased and internally developed software, was $6.4 million for the three months ended June 30, 1996 as compared to $7.0 million for the second quarter of 1995 and $13.7 million for the six months ended June 30, 1996 and 1995. The reduction in depreciation and amortization expense during the second quarter of 1996, was due to lower property, plant and equipment balances resulting from the Company's restructuring programs. Amortization of goodwill arising from purchase acquisitions was $2.2 million for the three months ended June 30, 1996 as compared to $1.7 million during the three months ended June 30, 1995 and $4.4 million for the six months ended June 30, 1996 as compared to $3.2 million during the six months ended June 30, 1995. The higher level of 1996 goodwill amortization was due to purchase acquisitions completed in 1995 and 1996, together with earnout payments made in 1995 and 1996 in connection with the acquisition of Community Care Network, Inc. in 1994. Such earnout payments are recorded as additional goodwill. The Company expects depreciation, amortization and goodwill amortization to continue to increase over prior year levels throughout the remainder of 1996.

During the first quarter of 1995, the Company recorded $12.6 million of estimated losses from its contract with the State of New Jersey. In 1996, this contract was assigned to a third party.

The provision for income taxes in both years includes estimates of federal and state income taxes. The effective tax rate for the three and six-month periods ended June 30, was 41% in 1996 and 40% in 1995. The higher effective tax rate in 1996 is due to an increase in the Company's effective state tax rate.

                               Value Health, Inc.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, Continued


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company has funded its operations and capital expenditures primarily from the proceeds of stock issuances and internally generated cash. As of June 30, 1996, the Company had working capital of $265.3 million and unrestricted cash and marketable securities of $112.0 million.

During the first quarter of 1996, the Company repurchased 959,998 shares of its common stock in connection with the Medintell acquisition and an earnout from a previous acquisition. The Company may consider additional repurchases of its shares in the future, but has no specific plan to do so at this time.

Capital additions were approximately $22.7 million for the six months ended June 30, 1996. Capital additions were primarily for computer hardware and software, furniture, leasehold improvements and software development for information services.

The Company's remaining contingent payments to CCN under its Acquisition Agreement dated May 18, 1995, may be up to $73 million through the second half of 1997 and are not expected to have a material impact on its financial condition or results of operations.

The Company has announced its intent to invest up to $10 million over the next two years in development expenses to expand its medicaid managed mental health capability. The Company is also investing in new product development to serve the cancer care market. The Company may in the future acquire certain businesses or products complementary to its strategy. If the Company's available cash and marketable securities are not sufficient to meet its acquisition-related liquidity and funding requirements, then the Company will pursue additional capital from a variety of sources, including but not limited to equity and debt offerings, bank lines of credit and other sources. Although the Company is confident that it will be able to obtain such additional financing, there can be no assurance that the Company will be able to secure financing or that its terms will be favorable to the Company.

Management believes that existing cash and marketable securities, together with internally generated cash will be sufficient to meet the company's normal operating requirements through 1996.

                               Value Health, Inc.

                                    PART II
                               OTHER INFORMATION

Item 1. - Legal Proceedings
- ---------------------------

The Company is involved in certain litigation as more fully described in its Annual Report on Form 10-K for the year ended December 31, 1995. The Company denies the allegations in those cases and intends to defend them vigorously. Any potential losses cannot be estimated at this time.

Item 4. - Submission of Matters to a Vote of Security-Holders
- -------------------------------------------------------------

The Company held its annual meeting of stockholders on April 30, 1996.





Election of Directors        For         Against  Abstentions
- -----------------------      ---         -------  -----------
Patricelli                   39,908,713  876,360
Shulman                      39,908,540  876,533
McBride                      39,909,105  875,968
McDonnell                    39,912,162  872,911
McNerney                     39,962,828  822,245
Moorhead                     39,909,205  875,868
Newman                       39,960,436  824,637
Vogelstein                   39,908,232  876,841
Waldron                      39,905,666  879,407

Ratification of
Selection of Auditors        40,126,887  169,102      489,084
- -----------------------

Item 5. - Other Information
- ---------------------------

On May 13, 1996, the Company completed the sale of all the operating assets of the Company's Lewin-VHI, Inc. subsidiary to Quintiles Transnational Corporation.

In July, 1996, the Company's joint venture with Baxter Healthcare Corporation to provide medication management services to hospitals and other health-care facilities commenced operations. The Company contributed substantially all of the operating assets and contracts of its HPI Health Care Services, Inc. subsidiary to the joint venture.

Item 6. - Exhibits and Reports on Form 8-K
- ------------------------------------------

(a)  Exhibit 11 - Schedule of Computation of Net Earnings Per Share
(b) No reports on Form 8-K were filed during the three-month period ended June 30, 1996.

                               Value Health, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:   August 12, 1996           Value Health, Inc.


                                  By:  \s\ Robert E. Patricelli
                                       ------------------------
                                       Robert E. Patricelli
                                        Chairman, President
                                        and Chief Executive Officer



DATE:   August 12, 1996           By:  \s\ David M. Wurzer
                                       -------------------
                                       David M. Wurzer
                                        Senior Vice President
                                        and Chief Financial Officer
                                        (Principal Financial
                                        and Accounting Officer)

                               Value Health, Inc.

                                 EXHIBIT INDEX



Exhibit Number and Description                               Page
- ------------------------------                               ----


Exhibit 11 - Schedule of Computation of
         Net Earnings Per Share

Exhibit 27 - Financial Data Schedule