Form 10-Q
period 1996-09-30
VALUE HEALTH INC / CT
filed 1996-11-14
CIK 872653

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

        [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                                              ------------------

                                      OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                        Commission file number 1-11506
                                               -------

                              Value Health, Inc.
           -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     Delaware                                                 06-1194838
--------------------------------                         ----------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification Number)


                 22 Waterville Road, Avon, Connecticut  06001
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

The number of shares of Common Stock, without par value, outstanding on October 28, 1996 was 54,399,370.

                       Exhibit Index located on Page 19.

                              Value Health, Inc.

                               Table of Contents
--------------------------------------------------------------------------------

PART I -- FINANCIAL INFORMATION

                                                                     Page
                                                                     ----
     Item 1.  Financial Statements

          Consolidated Balance Sheets as of September 30, 1996
          And December 31, 1995                                         3

          Consolidated Statements Of Operations For The Three And
          Nine Months Ended September 30, 1996 And 1995                 4

          Consolidated Statements Of Cash Flows For The Nine
          Months Ended September 30, 1996 And 1995                      5

          Notes To Consolidated Financial Statements                    6

     Item 2.  Management's Discussion And Analysis Of Financial
              Condition And Results Of Operations                      10


PART II -- OTHER INFORMATION

     Item 1.  Legal Proceedings                                        17

     Item 5.  Other Information                                        17

     Item 6.  Exhibits And Reports On Form 8-K                         17

SIGNATURES                                                             18

                              VALUE HEALTH, INC.
                          CONSOLIDATED BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
              (in thousands, except par value and share amounts)

                                                                    September 30, 1996   December 31, 1995
                                                                       (unaudited)          (audited)
                                                                   ------------------    -----------------
                                ASSETS
Current assets:
  Cash and cash equivalents                                            $    126,090      $     68,505
  Restricted cash                                                             3,995             5,806
  Short-term investments                                                      4,402            25,514
  Accounts receivable (net of allowance for doubtful accounts of
     $17,873 and $17,171, respectively)                                     309,250           304,272
  Inventories                                                                27,983            30,052
  Prepaid expenses and other current assets                                  25,219            31,495
  Deferred taxes                                                             51,544            71,797
                                                                       ------------      ------------
       Total current assets                                                 548,483           537,441
                                                                       ------------      ------------
Fixed assets:
  Land                                                                        3,513             3,532
  Buildings                                                                  14,980            14,226
  Furniture and fixtures                                                     16,974            19,820
  Equipment and software                                                    143,503           150,425
  Leasehold improvements                                                     13,679            15,709
                                                                       ------------      ------------
                                                                            192,649           203,712
  Less accumulated depreciation and amortization                            (68,578)          (71,242)
                                                                       ------------      ------------
       Total fixed assets                                                   124,071           132,470
                                                                       ------------      ------------

Long-term investments                                                         6,282            12,868
Goodwill, net                                                               214,389           190,605
Other assets                                                                 50,855            30,651
                                                                       ------------      ------------
                                                                            271,526           234,124
                                                                       ------------      ------------

Total assets                                                           $    944,080      $    904,035
                                                                       ============      ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Payable to providers                                                 $    156,694      $    116,166
  Accounts payable and accrued expenses                                      71,036            65,195
  Merger-related expense                                                      9,769            49,767
  Accrued loss contracts                                                     12,128            30,386
  Restructuring reserve                                                      16,549            30,597
  Other liabilities                                                          22,869            24,300
                                                                       ------------      ------------
       Total current liabilities                                            289,045           316,411
                                                                       ------------      ------------

Capital lease obligations, less current portion                               1,498             2,130
Other liabilities                                                             3,621             4,450
                                                                       ------------      ------------
       Total long-term liabilities                                            5,119             6,580
                                                                       ------------      ------------

       Total liabilities                                                    294,164           322,991
                                                                       ------------      ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.01 par value, authorized 1,000,000                          -                 -
     shares, no shares issued
  Common stock - without par value, authorized 100,000,000
     shares, issued and outstanding 54,396,954 and
     53,688,740 shares, respectively                                        504,263           467,325
  Retained earnings                                                         171,453           113,950
  Treasury stock, at cost, 959,998 shares at September 30, 1996             (25,353)                -
  Unrealized loss on securities available-for-sale, net of tax                 (447)             (231)
                                                                       ------------      ------------
       Total stockholders' equity                                           649,916           581,044
                                                                       ------------      ------------
Total liabilities and stockholders' equity                             $    944,080      $    904,035
                                                                       ============      ============

                See notes to consolidated financial statements.

                              VALUE HEALTH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                       for the three months ended      for the nine months ended
                                                               September 30,                  September 30,
                                                      -----------------------------    -----------------------------
                                                            1996           1995            1996            1995
                                                      --------------   ------------    -------------   -------------
Revenues:
        Prescription drugs - services                   $   276,950     $  262,602      $  856,757     $   751,464
        Prescription drugs - products                       108,618        103,190         325,521         318,183
        Mental health                                        53,139         55,423         158,549         163,367
        Workers' compensation                                25,466         23,953          79,733          70,943
        Disease management and information services           8,777         14,216          35,554          46,013
        Other                                                 1,364          1,535           4,198           6,106
        Investment income                                     1,299          1,229           4,273           6,360
                                                      --------------   ------------    -------------   -------------
             Total revenues                                 475,613        462,148       1,464,585       1,362,436
                                                      --------------   ------------    -------------   -------------


Expenses:
        Costs of services                                   296,536        291,223         923,092         841,156
        Costs of products                                    95,170         92,319         282,954         266,960
        Selling, general and administrative                  42,488         48,981         133,725         132,372
        Depreciation and amortization                         6,750          7,378          20,491          21,083
        Amortization of goodwill                              2,054          1,841           6,454           5,077
        Interest expense                                        125            525             366           1,659
        Loss contracts                                            -         34,000               -          46,600
        Merger-related expense                                    -         68,807               -          68,807
                                                      --------------   ------------    -------------   -------------
             Total expenses                                 443,123        545,074       1,367,082       1,383,714
                                                      --------------   ------------    -------------   -------------


Earnings (loss) before income taxes                          32,490        (82,926)         97,503         (21,278)

        Provision (benefit) for income taxes                 13,354        (28,238)         40,000          (3,354)
                                                      --------------   ------------    -------------   -------------

Net earnings (loss)                                      $   19,136     $  (54,688)     $   57,503      $  (17,924)
                                                      ==============   ============    =============   =============

Weighted average common shares
  and common share equivalents outstanding                   54,654         54,585          54,902          54,359
                                                      ==============   ============    =============   =============

Net earnings (loss) per share                              $   0.35       $  (1.00)       $   1.05        $  (0.33)
                                                      ==============   ============    =============   =============



                See notes to consolidated financial statements.

                              VALUE HEALTH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                (in thousands)
                                  (unaudited)



                                                                     1996        1995
                                                                  ---------   ---------
Cash flows from operating activities:
  Net earnings (loss)                                               $57,503    ($17,924)
                                                                  ---------   ---------
  Adjustments to reconcile net earnings (loss) to net cash:

    Depreciation and amortization                                    20,491      21,083
    Provision for doubtful accounts and notes receivable              8,587       5,438
    Deferred taxes                                                   20,253     (51,503)
    Tax effect of certain stock option transactions                   3,000       1,172
    Amortization of goodwill                                          6,454       5,077
    Amortization of deferred revenue                                 (4,788)     (2,606)
    Amortization of investment premiums                                  96         378
    Gain on sales of securities                                           0         563

  Change in assets and liabilities:
    (Increase) decrease in assets:
      Restricted cash                                                 1,811      (2,048)
      Accounts receivable                                           (14,958)    (66,046)
      Inventories                                                     2,069       5,500
      Other current and non-current assets                          (12,442)     (1,744)
    Increase (decrease) in liabilities:
      Payable to providers                                           40,528      23,813
      Accounts payable and accrued expenses                           6,607      46,607
      Merger-related expense                                        (30,088)     (8,221)
      Accrued loss contracts                                        (18,258)     38,087
      Restructuring reserve                                          (9,308)          0
      Other current and non-current liabilities                       3,544      (1,334)
                                                                  ---------   ---------
        Total adjustments                                            23,598      14,216
                                                                  ---------   ---------
        Net cash provided by (used in) operating activities          81,101      (3,708)
                                                                  ---------   ---------

Cash flows from investing activities:
  Capital expenditures                                              (37,238)    (35,763)
  Proceeds from sale of fixed assets                                  5,961           0
  Purchase of subsidiaries and assets, net of cash acquired         (20,921)    (13,910)
  Sale of subsidiary, net of cash sold                               18,017           0
  Purchases of securities                                           (28,743)    (55,317)
  Maturities and sales of securities                                 56,024     136,620
                                                                  ---------   ---------
        Net cash provided by (used in) investing activities          (6,900)     31,630
                                                                  ---------   ---------

Cash flows from financing activities:
  Proceeds from exercise of common stock options                      9,691      14,389
  Advances under financing agreements                                     0        (200)
  Repayments of advances under financing agreements                       0       1,174
  Payments for common stock repurchase                              (25,353)          0
  Proceeds from issuance of long-term debt                                0      16,500
  Payments of long-term debt and capital lease obligations             (954)    (45,771)
                                                                  ---------   ---------
        Net cash used in financing activities                       (16,616)    (13,908)
                                                                  ---------   ---------

Net increase in cash and cash equivalents                            57,585      14,014

Cash and cash equivalents at beginning of period                     68,505      84,899
                                                                  ---------   ---------

Cash and cash equivalents at end of period                         $126,090     $98,913
                                                                  =========   =========

                See notes to consolidated financial statements.

                              Value Health, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation:

     The unaudited interim consolidated financial statements included herein, as of and for the three-month and nine-month periods ended September 30, 1996 and 1995, contain all adjustments which, in the opinion of management, are necessary to present a fair statement of the financial condition, results of operations and cash flows for the interim periods reported. Operating results for the interim periods are not necessarily indicative of those expected for the full year. Certain prior year amounts have been reclassified to conform to the 1996 presentation.

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

     On October 9, 1996, the Company announced plans to spin off its ValueRx subsidiary (see Part II, Item 5). The Company has not yet formulated the details of this plan.


2.   Investments:

     Investments in debt and equity securities as of September 30, 1996 and December 31, 1995 are summarized as follows:

   Available-for-Sale        Amortized    Unrealized  Unrealized   Aggregate
   September 30, 1996           Cost         Gain        Loss      Fair Value
------------------------------------------------------------------------------
Obligations of States and
  Municipalities             $ 4,350,000  $        -  $        -   $ 4,350,000
Obligations of U.S.
  Government and
  Agencies                     5,429,000       8,000      (6,000)    5,431,000
Equity Securities              1,649,000           -    (746,000)      903,000
------------------------------------------------------------------------------
                             $11,428,000      $8,000   $(752,000)  $10,684,000
==============================================================================


                              Value Health, Inc.



    Debt
  Maturities:                Less Than One Year            One To Five Years                  Total
-----------------------------------------------------------------------------------------------------------------------
Amortized Cost                  $4,402,000                   $5,377,000                     $9,779,000
Aggregate Fair Value            $4,402,000                   $5,379,000                     $9,781,000
-----------------------------------------------------------------------------------------------------------------------

Proceeds from the sale of available-for-sale securities were $3,600,000 and $88,699,000 for the three months ended September 30, 1996 and 1995, respectively. Realized gains from these sales were $0 and $1,170,000 for the three months ended September 30, 1996 and 1995, respectively. Proceeds from the sale of available for sale securities were $45,807,000 and $103,851,000 for the nine months ended September 30, 1996 and 1995, respectively. Realized gains (losses) from these sales were $0 and $(563,000), respectively.


  Available-for-Sale        Amortized                  Unrealized                    Unrealized            Aggregate
 December 31, 1995            Cost                       Gain                          Loss                Fair Value
-----------------------------------------------------------------------------------------------------------------------
Obligations of States
  and Municipalities        $31,751,000                $    14,000                   $       --          $31,765,000
Obligations of U.S.
  Government and
  Agencies                    5,364,000                      4,000                           --            5,368,000
Equity Securities             1,654,000                         --                      (405,000)          1,249,000
-----------------------------------------------------------------------------------------------------------------------
                            $38,769,000                $    18,000                   $  (405,000)        $38,382,000
=======================================================================================================================


   Debt
 Maturities:                         Less Than One Year         One To Five Years            Total
-----------------------------------------------------------------------------------------------------------------------
Amortized Cost                         $25,499,000                 $11,616,000            $37,115,000
Aggregate Fair Value                   $25,514,000                 $11,619,000            $37,133,000
-----------------------------------------------------------------------------------------------------------------------

3.   Merger Related Expense:

     The following table is a reconciliation of the accrued merger-related expense for the nine months ended September 30, 1996.




                                                      Asset
                                                  Write-Offs And
                                                     Costs Of                     Reduction Of
                             Transaction             Combining                     Headcount
   (In thousands)               Costs                Operations                   and Capacity                 Total
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31,
 1995                            $345                 $31,468                       $17,954                    $49,767
Expenses Recorded                  --                      --                            --                         --
Payments and Write-Offs           (94)                (31,468)                       (8,436)                   (39,998)
-----------------------------------------------------------------------------------------------------------------------
Balance at September 30,
 1996                            $251                 $    --                       $ 9,518                    $ 9,769
=======================================================================================================================


                              Value Health, Inc.

4.   Restructuring Reserve:

     The following table is a reconciliation of the restructuring reserve for the nine months ended September 30, 1996.

                                                  Lease Vacation and
                                Severance and      Other Associated
        (In thousands)        Related Benefits           Costs           Total
     ---------------------------------------------------------------------------
     Balance at December 31,
      1995                          $ 7,732              $22,865       $ 30,597
     Expenses Recorded                   --                   --             --
     Payments and Write-Offs         (4,815)              (9,233)       (14,048)
     ---------------------------------------------------------------------------
     Balance at September 30,
     1996                           $ 2,917              $13,632       $ 16,549
     ===========================================================================

5. Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of:"

     Effective January 1, 1996, the Company adopted SFAS 121. There was no material impact on financial condition, results of operations or cash flows during the third quarter of 1996.


6.   Supplemental Disclosures of Cash Flow Information:

                                              Nine Months Ended
                                                September 30,
     --------------------------------------------------------------------
                                              1996          1995
     --------------------------------------------------------------------
     Cash Paid During The Period For:
        Interest                               $    313,000  $  1,678,000
        Income Taxes                           $ 32,139,000  $ 52,285,000
     --------------------------------------------------------------------
     Noncash Transactions:
        Note Receivable From Sale Of
         Subsidiary                            $         --  $  2,900,000
        Common Stock Issued In Acquisitions    $ 23,065,000  $ 10,138,000
        Fixed Asset Writeoffs from Merger and
          Restructuring                        $ 20,522,000  $         --
        Assets contributed in Exchange for
          Equity Interest in Joint Venture     $ 18,577,000  $         --
     --------------------------------------------------------------------

                              Value Health, Inc.

7.   Short-Term Borrowings

     On August 21, 1996, the Company entered into a five-year, $140 million revolving credit agreement with a bank group. The agreement requires an annual facility fee of.10% to .20%, as defined in the agreement. Borrowings under the agreement bear interest based on the prime rate, the Federal Funds rate, or LIBOR, as defined in the agreement. The Company has the option to select either interest pricing method. The agreement requires compliance with certain financial covenants, all of which the Company has complied with as of September 30, 1996. In connection with the planned spin-off of ValueRx (See Part II, Item 5), it is expected that this agreement will be re-negotiated. There were no borrowings under this agreement during the third quarter of 1996.


8.   Accounting for Joint Ventures

     The Company's investments in joint ventures are accounted for under the equity method. The investment in joint ventures is included in other assets and is increased/decreased by the Company's equity interest in earnings/losses of the joint ventures. The balances at September 30, 1996 and December 31, 1995 were $17,518,000 and $500,000, respectively.


9.   Income Taxes

     The provision (benefit) for income taxes in both periods includes estimates of federal and state income taxes. The effective rate for the nine months ended September 30, 1996 was 41%. The effective (benefit) rate for the nine months ended September 30, 1995 was (16%). The lower effective rate in 1995 was due to a high level of non-deductible 1995 expenses relative to the amount of reported loss before taxes.

                              Value Health, Inc.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

Value Health, Inc. ("the Company") is a leading provider of specialty managed health care benefit programs.

Revenues for the three months ended September 30, 1996 of $475.6 million increased $13.5 million or 2.9% over the third quarter of 1995. For the first nine months of 1996, revenues were $1,464.6 million, up 7.5% over the first nine months of 1995. The Company's revenues are from specialized managed health care services in the areas of prescription drugs, mental health and substance abuse, workers' compensation and disability management, and disease management and information services.

The Company's net earnings for the third quarter of 1996 were $19.1 million as compared with a net loss of $54.7 million during the third quarter of 1995. Year to date net earnings were $57.5 million as compared with a net loss of $17.9 million in 1995. The 1995 results included loss contract expenses of $34.0 million and $46.6 million during the third quarter and year to date periods, respectively. In addition, 1995 results included merger-related expenses of $68.8 million recorded in the third quarter.

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements. These factors could include, but not be limited to, the impact of increases in health care costs and utilization on expenses, the amount of rebates from pharmaceutical manufacturers, competition, the loss of contracts or failure to secure new contracts, the timing of obtaining new business, the timing of implementing recently-awarded contracts, government regulation, potential legal liability resulting from errors and/or omissions in providing services, reliance on data processing and other risks detailed from time to time in the Company's Securities and Exchange Commission filings.

                              Value Health, Inc.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS, Continued


RESULTS OF OPERATIONS
---------------------

The following table sets forth certain consolidated financial data as percentages of revenues for the three and nine-month periods ended September 30, 1996 and 1995.

-----------------------------------------------------------------------------
                              Percentage of Revenues   Percentage of Revenues
                               for the three months      for the nine months
                               ended September 30,       ended September 30,
-----------------------------------------------------------------------------
                                  1996         1995         1996        1995
-----------------------------------------------------------------------------
Revenues:
   Prescription Drugs - Services   58.2%       56.8%        58.5%       55.1%
   Prescription Drugs - Products   22.8        22.3         22.2        23.4
   Mental Health                   11.2        12.0         10.8        12.0
   Workers' Compensation            5.4         5.2          5.5         5.2
   Disease Management and
      Information Services          1.8         3.1          2.4         3.4
   Other                            0.3         0.3          0.3         0.4
      Investment Income             0.3         0.3          0.3         0.5
-----------------------------------------------------------------------------
          Total Revenues          100.0       100.0        100.0       100.0
-----------------------------------------------------------------------------
Expenses:
   Costs of Services/(1)/          62.4        63.0         63.1        61.7
   Costs of Products/(2)/          20.0        20.0         19.3        19.6
   Selling, General &
   Administrative                   8.9        10.6          9.1         9.7
   Depreciation & Amortization      1.5         1.6          1.4         1.6
   Amortization of Goodwill         0.4         0.4          0.4         0.4
   Interest Expense                 0.0         0.1          0.0         0.1
   Loss Contracts                   0.0         7.4          0.0         3.4
   Merger-Related Expenses          0.0        14.8          0.0         5.1
-----------------------------------------------------------------------------
          Total Expenses           93.2       117.9         93.3       101.6
-----------------------------------------------------------------------------
Earnings (Loss) Before
 Income Taxes                       6.8       (17.9)         6.7        (1.6)
Provision (Benefit) For
 Income Taxes                       2.8        (6.1)         2.8        (0.3)
-----------------------------------------------------------------------------
Net Earnings (Loss)                 4.0%      (11.8%)        3.9%       (1.3%)
=============================================================================

=============================================================================
/(1)/ Costs Of Services As A
      Percentage Of Services
      Revenues                     81.4%       81.8%        81.6%       81.5%
=============================================================================
/(2)/ Costs Of Products
      As A Percentage
      Of Products Revenues         87.6%       89.5%        86.9%       83.9%
=============================================================================

                              Value Health, Inc.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS, Continued

RESULTS OF OPERATIONS (Continued)
---------------------

Revenues increased by $13.5 million or 2.9% over the third quarter of 1995.
The addition of new customers increased revenues by $51.6 million. Revenues from existing customers declined by $14.3 million and the sale of Lewin in 1996 caused third quarter 1996 revenues to decline by $5.8 million from 1995. As discussed more fully below, revenues from the Company's joint ventures are not consolidated (see Part II, Item 5). Accordingly, reported third quarter and year to date prescription drug services revenues were reduced by $18.0 million as compared to 1995. Other revenues decreased by $0.2 million and investment income increased by $0.1 million from 1995. Year to date revenues increased by $102.1 million or 7.5% over the first nine months of 1995. New customers and acquisitions increased revenues by $189.2 million and $5.9 million, respectively. Revenues from existing customers declined by $ 63.1 million and the sale of Lewin-VHI, Inc. in May 1996 caused revenues to decline by $7.9 million. Other revenues and investment income declined by $1.9 million and $2.1 million, respectively.

Prescription drug service revenues (from the retail pharmacy network and institutional businesses) increased by $14.3 million or 5.5% over the third quarter of 1995. The addition of new customers increased revenues by $42.2 million and revenues from existing customers declined by $9.9 million. Lost business was partially offset by increases in enrollment and expansion programs within existing accounts. Year to date prescription drug service revenues increased by $105.3 million over the first nine months of 1995. The addition of new customers increased revenues by $152.5 million while revenues from existing customers declined $29.2 million. The Company's joint venture with Allegiance Corporation commenced operations in July, 1996 (see Part II, Item 5). Under generally accepted accounting principles, joint venture revenue is not consolidated with the Company's revenue. Accordingly, for the three and nine-month periods ended September 30, 1996, reported prescription drug service revenue from existing (institutional) customers was reduced in comparison to prior periods by approximately $18 million due to this accounting treatment. Fourth quarter 1996 prescription drug service revenue is expected to be reduced from the prior year level by a similar amount.

Prescription drug product revenues (from the mail service pharmacy business) for the third quarter increased by $5.4 million or 5.3% over the third quarter of 1995. The addition of new customers increased revenues by $2.9 million while revenues from existing customers increased by $2.5 million. Year to date prescription drug product revenues increased by $7.3 million over the first nine months of 1995. The addition of new customers increased revenues by $16.5 million while revenues from existing customers declined by $9.2 million.

Lost prescription drug service and product business occurred as a result of certain loss contracts canceled by the Company as well as profitable contracts canceled by certain customers. The Company expects revenue decreases from existing prescription drug customers to continue during the fourth quarter of 1996, as compared to the fourth quarter of 1995, due to the effects of these contract cancellations.

                              Value Health, Inc.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS, Continued


RESULTS OF OPERATIONS (Continued)
---------------------

Mental health revenues for the third quarter of 1996 decreased by $2.3 million or 4.1% over the third quarter of 1995. New business added $5.4 million to 1996 revenues. Revenues from existing customers decreased by $7.7 million as a result of enrollment reductions, lost business and price reductions. Year to date mental health revenues declined by $4.8 million from the first nine months of 1995. The addition of new customers and acquisitions increased revenues by $12.8 million and $3.1 million, respectively, over the first nine months of 1995. Revenues from existing customers declined by $20.7 million. The decrease was due to enrollment reductions, lost business and price reductions.

Workers' compensation revenues for the third quarter of 1996 increased by $1.5 million or 6.3% from the third quarter of 1995. New business added $0.5 million to 1996 revenues. Revenues from existing customers, net of revenue decreases from non-core operations that were divested or discontinued, increased by $1.0 million in 1996 primarily due to expansion programs. Year to date workers' compensation revenues increased by $8.8 million over the first nine months of 1995. New business and acquisitions added $3.8 million and $0.6 million, respectively, to 1996 revenues. Revenues from existing customers, net of revenue decreases from non-core operations that were divested or discontinued, increased by $4.4 million primarily due to expansion programs.

Disease management and information services revenues for the third quarter of 1996 decreased by $5.5 million or 38.3% from the third quarter of 1995. New customers, including disease management programs added $0.7 million to revenues. Revenues from existing customers decreased by $0.3 million, primarily due to enrollment reductions, lost business and scheduled fee decreases in certain major disease management contracts. The sale of the assets of Lewin-VHI, Inc. in May, 1996 accounted for $5.8 million of the revenue decrease. Year to date disease management and information services revenues declined by $10.5 million. New customers, including disease management programs, added $3.7 million to revenues. The acquisition of Value Health Management in May, 1995 added $2.2 million and revenues from existing customers declined by $8.5 million due to enrollment reductions, lost business and scheduled fee decreases in certain major disease management contracts. The sale of the assets of Lewin-VHI, Inc. in May, 1996 accounted for $7.9 million of the revenue decrease. Revenues during the fourth quarter of 1996 are expected to be lower than the comparable period in 1995 due to the Lewin sale and scheduled fee decreases as discussed above. During the third quarter of 1996, the Company commenced discussions with Johnson & Johnson to restructure its disease management contract. It is anticipated that this restructuring could result in lower disease management revenues for 1997.

Other revenues for the third quarter of 1996 decreased by $0.2 million from the third quarter of 1995, while year to date revenues declined by $1.9 million. The year to date decline was due primarily to the sale of National Foot Care Program in the first quarter of 1995.

                              Value Health, Inc.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS, Continued

RESULTS OF OPERATIONS (Continued)
---------------------

Investment income for the three-month period ended September 30, 1996 increased by $0.1 million over 1995 due to higher investment balances. Investment income for the nine months ended September 30, 1996 declined by $2.1 million from 1995 due to lower investment balances, primarily during first six months of 1996.

The Company's costs of services consist of direct expenses of providing specialty managed care and information services, including costs of retail prescription drugs, mental health and substance abuse provider charges, salaries and wages of medical management, customer service and claims processing personnel and certain data processing costs. Costs of services for the three months ended September 30, 1996 increased by $5.3 million or 1.8% over the third quarter of 1995. Costs of services for the nine months ended September 30, 1996 increased by $81.9 million or 9.7% over the first nine months of 1995. Most of these increases were due to an increased number of plan participants and provider and drug price increases. As a percentage of service revenues, costs of services for the third quarter of 1996 were 81.4% as compared with 81.8% during the third quarter of 1995 and 81.6% for the nine months ended September 30, 1996 as compared with 81.5% during the first nine months of 1995. Despite a competitive pricing environment, the Company maintained a stable cost of services ratio during 1996 as compared with 1995. This is due primarily to the Company's restructuring and re-engineering programs implemented during 1996, resistance to rebids at excessively low margins and cancellations of certain loss contracts during 1995.

The Company's costs of products consist of the cost of mail order prescription drugs, including labor and overhead charges associated with warehousing, processing and shipping activities. Costs of products for the three months ended September 30, 1996 increased by $2.9 million or 3.1% over the third quarter of 1995. Costs of products for the first nine months of 1996 increased by $16.0 million or 6.0% over the first nine months of 1995. As a percentage of product revenues, costs of products decreased to 87.6% for the three months ended September 30, 1996, from 89.5% during the third quarter of 1995, and increased to 86.9% during the nine months ended September 30, 1996 from 83.9% during the nine months ended September 30, 1995. The higher costs of products ratio for the third quarter of 1995 was due largely to certain unusual charges recorded at Diagnostek. The increase in the costs of products ratio for the nine months ended September 30, 1996 is due to the competitive pricing environment, the loss of certain profitable accounts since the third quarter of 1995 and increases in costs due to alternate sourcing of purchases resulting from the bankruptcy of a major supplier.

                              Value Health, Inc.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS, Continued

RESULTS OF OPERATIONS (Continued)
---------------------

Selling, general and administrative expenses for the three months ended September 30, 1996, decreased by $6.5 million or 13.3% over the third quarter of 1995. Selling, general and administrative expenses for the first nine months of 1996 increased by $1.4 million or 1.0% over the first nine months of 1995. As a percentage of revenues, selling, general and administrative expenses were 8.9% for the third quarter of 1996 and 10.6% during the third quarter of 1995. For the nine months ended September 30, selling, general and administrative expenses as a percentage of revenues were 9.1% in 1996 and 9.7% in 1995. The lower ratios during 1996 are due in part to the Company's restructuring and re-engineering programs in 1996. In addition, certain unusual charges were recorded during the third quarter of 1995, including $6.6 million for asset write-offs, litigation and other expenses.

Depreciation and amortization expense, which consists of the depreciation of property and equipment and the amortization of purchased and internally developed software, was $6.8 million for the three months ended September 30, 1996 as compared to $7.4 million for the third quarter of 1995 and $20.5 million for the nine months ended September 30, 1996 as compared to $21.1 million for the nine months ended September 30, 1995. The reduction in depreciation and amortization expense during 1996 was due to lower property, plant, and equipment balances resulting from the Company's restructuring programs. Amortization of goodwill arising from purchase acquisitions was $2.1 million for the three months ended September 30, 1996 as compared to $1.8 million during the three months ended September 30, 1995 and $6.5 million for the nine months ended September 30, 1996 as compared to $5.1 million during the nine months ended September 30, 1995. The higher level of 1996 goodwill amortization was due to purchase acquisitions completed in 1995 and 1996, together with earnout payments made in 1995 and 1996 in connection with the acquisition of Community Care Network, Inc. in 1994. Such earnout payments are recorded as additional goodwill. The Company expects depreciation and goodwill amortization to continue to increase over prior year levels throughout the remainder of 1996.

As more fully discussed in the Company's 1995 annual report, the Company, in 1995, recorded loss contract expenses of $46.6 million in connection with certain pharmacy benefit management contracts and $68.8 million of merger-related expenses associated with the Diagnostek merger.

The provision (benefit) for income taxes in both years includes estimates of federal and state income taxes. The effective tax rate for the three and nine-month periods ended September 30, 1996 was 41%. The effective tax (benefit) rates for the three and nine month periods ended September 30, 1995 were (34%) and (16%), respectively. These lower effective (benefit) rates resulted from high levels of non-deductible merger expenses, relative to the amount of reported loss before income taxes.

                              Value Health, Inc.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS, Continued


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has historically funded its operations and capital expenditures primarily from the proceeds of stock issuances and internally generated cash. On August 21, 1996, the Company entered into a five-year, $140 million revolving credit agreement with a bank group (See note 7). In connection with the planned spin-off of ValueRx (See Part II, Item 5), it is expected that this agreement will be modified to provide future liquidity to both the Company and Value Rx. As of September 30, 1996, the Company had working capital of $259.4 million and unrestricted cash and marketable securities of $136.8 million.

During the first quarter of 1996, the Company repurchased 959,998 shares of its common stock in connection with the Medintell acquisition and an earnout from a previous acquisition. On October 9, 1996 the Company announced its intention to repurchase up to $100 million of its common shares.

Capital additions were approximately $37.2 million for the nine months ended September 30, 1996. Capital additions were primarily for computer hardware and software, furniture, leasehold improvements and software development for information services.

On October 9, 1996 the Company announced that it reached an agreement to acquire MedView Services, Incorporated for $87.5 million in cash. Closing of the acquisition is expected to occur during the fourth quarter of 1996.

The Company's remaining contingent payments to CCN under its Acquisition Agreement dated May 18, 1995, may be up to $63 million. If such payments are required to be made, approximately $58 million would be paid during the second quarter of 1997. These payments are not expected to have a material impact on the Company's financial condition or results of operations.

The Company has announced its intent to invest up to $10 million over the next two years in development expenses to expand its public sector managed care capability. The Company is also investing in new product development to serve the cancer care market. The Company may in the future acquire certain businesses or products complementary to its strategy. If the Company's available cash and marketable securities and credit line are not sufficient to meet liquidity and funding requirements, then the Company will pursue additional capital from a variety of sources, including but not limited to equity and debt offerings, additional bank lines of credit and other sources. Although the Company is confident that it will be able to obtain such additional financing, there can be no assurance that the Company will be able to secure financing or that its terms will be favorable to the Company.

Management believes that existing cash and marketable securities and its revolving credit agreement, together with internally generated cash, will be sufficient to meet the Company's normal operating requirements through 1996.

                              Value Health, Inc.

                                    PART II
                               OTHER INFORMATION


Item 1. - Legal Proceedings
---------------------------

The Company is involved in certain litigation as more fully described in its Annual Report on Form 10K for the year ended December 31, 1995. The Company denies the allegations in those cases and intends to defend them vigorously. Any potential losses cannot be estimated at this time.


Item 5. - Other Information
---------------------------

In July, 1996, the Company's joint venture with Allegiance Corporation to provide medication management services to hospitals and other health-care facilities commenced operations. The Company contributed substantially all of the operating assets and contracts of its HPI Health Care Services, Inc. subsidiary to the joint venture.

On October 9, 1996, the Company announced plans to spin off its ValueRx prescription benefit and medication management subsidiary to shareholders. The Company also announced plans to acquire MedView Services, Incorporated of Farmington Hills, MI, a provider of workers' compensation managed care services for $87.5 million and to institute an open market share repurchase program of up to $100 million.


Item 6. - Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibit 10 - Revolving Credit Agreement

(b)  Exhibit 11 - Schedule of Computation of Net Earnings Per Share

(c) A report on Form 8-K dated October 8, 1996 was filed on October 11, 1996 in connection with the Company's plan to spin off its ValueRx subsidiary.

                              Value Health, Inc.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  November 13, 1996          Value Health, Inc.

                                  By:   /s/ Robert E. Patricelli
                                        ------------------------
                                        Robert E. Patricelli
                                         Chairman, President
                                         and Chief Executive Officer



DATE:  November 13, 1996          By:   /s/ David M. Wurzer
                                        -------------------
                                        David M. Wurzer
                                         Senior Vice President
                                         and Chief Financial Officer
                                         (Principal Financial
                                         and Accounting Officer)

                              Value Health, Inc.

                                 EXHIBIT INDEX



Exhibit Number and Description
------------------------------


Exhibit 10  Revolving Credit Agreement

Exhibit 11  Schedule of Computation of
             Net Earnings Per Share