Form 10-K
period 1996-12-31
VALUE HEALTH INC / CT
filed 1997-03-28
CIK 872653

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

             [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1935

                  For the fiscal year ended DECEMBER 31, 1996
                                            -----------------
                                       or

             [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11506
                         ------------------------------

                               VALUE HEALTH, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                06-1194838
----------------------------------------   -----------------------------------
    (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

22 Waterville Road, Avon, Connecticut                    06001
----------------------------------------   -----------------------------------
(Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (860) 678-3400
                                                           --------------
          Securities registered pursuant to Section 12(b) of the Act:
                        Common Stock, Without Par Value
                Preferred Stock Purchase Rights, $0.01 par value
       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X                    No
                          -------                    ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The Aggregate market value, as of March 3, 1997, of Common Stock held by non-affiliates of the registrant: $974,526,399 based on the last reported sale price on the New York Stock Exchange.

The Number of shares of Common Stock, without par value, outstanding as of March 3, 1997: 54,618,815.

                               VALUE HEALTH, INC.
                               TABLE OF CONTENTS

--------------------------------------------------------------------------------

PART I
                                                                          Page
                                                                          ----
Item 1.     Business........................................................ 1
Item 2.     Properties...................................................... 9
Item 3.     Legal Proceedings............................................... 9
Item 4.     Submission of Matters to a Vote of Security Holders............. 9

PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.............................................10
Item 6.     Selected Financial Data.........................................11
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................11
Item 8.     Financial Statements and Supplementary Data.....................19
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............................48

PART III

Item 10.    Directors and Executive Officers of the Registrant..............49
Item 11.    Executive Compensation..........................................51
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management..................................................61
Item 13.    Certain Relationships and Related Transactions..................64

PART IV

Item 14.    Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K.........................................64

                                     PART I

ITEM 1.  BUSINESS
-------  --------

  Value Health, Inc. ("Value Health" or the "Company") provides specialty managed health care benefit programs and health care information services. The Company's specialty managed health care benefit programs are designed to manage costs and maintain quality in selected health care sectors that are of particular concern to employers and other benefit plan sponsors due to their size, rapid cost escalation and potential for overutilization. These areas include pharmacy benefit management, mental health and substance abuse management, workers' compensation, disability and group health management and disease management. Its programs provide services to over 78 million people.

  Value Health was incorporated in Delaware in March 1987 for the purpose of acquiring and developing specialty managed health care businesses meeting its strategic objectives. From 1987 to 1996, the company made over 20 acquisitions of companies in the pharmacy benefit management, mental health and substance abuse, workers' compensation and health care information services fields.

  On January 15, 1997, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Columbia/HCA Healthcare Corporation ("Columbia"), a New York Stock Exchange company and the largest provider of healthcare services in the United States. It is intended that the Merger will qualify as a pooling of interests for accounting purposes and will constitute a tax-free reorganization for federal income tax purposes. In accordance with the terms and conditions of the Merger Agreement, each share of the Company's common stock (and outstanding common stock options) will be converted into common stock (and common stock options) of Columbia at an exchange ratio of 0.58. Consummation of the Merger is subject to satisfaction of certain conditions, including approval by shareholders of Value Health and treatment as a pooling of interests for accounting purposes. In the event of termination under specified conditions, Columbia may be entitled to receive a fee of $45 million from the Company. As a result of the planned Merger with Columbia, the Company canceled its plans to spin off its ValueRx subsidiary and canceled its stock repurchase program.

  The principal operating subsidiaries of the Company are ValueRx, Value Behavioral Health ("VBH"), Community Care Network ("CCN") and Value Health Sciences ("VHS").

  This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements. These factors could include, but not be limited to, the impact of increases in health care costs and utilization on expenses, competition, the loss of contracts or failure to secure new contracts, government regulation, potential legal liability resulting from errors and/or omissions in providing services, reliance on data processing and other risks detailed from time to time in the Company's Securities and Exchange Commission filings.

PRODUCTS AND SERVICES

PHARMACY BENEFITS AND MEDICATION MANAGEMENT
-------------------------------------------

  The Company offers the following prescription drug cost and quality management programs through its ValueRx subsidiary.

  INTEGRATED PHARMACY SERVICES.
  -----------------------------

  The Company, through its contracted retail network and its owned mail pharmacy dispensing centers, markets point-of-service integrated pharmacy benefit management programs to corporations, labor unions, government entities and other benefit plan sponsors, including health maintenance and preferred provider organizations ("HMOs" and "PPOs"). Retail network revenues are reported in prescription drug services and mail pharmacy dispensing revenues are reported in prescription drug products on the statement of operations.

  MANAGED PRESCRIPTION DRUG BENEFIT PLANS.
  ----------------------------------------

  The Company's outpatient prescription drug plans incorporate benefit plan design services, a network of retail pharmacies, clinically-based utilization review, claims processing, a mail service prescription option and participant prescription drug support services.

  ValueRx's prescription drug preferred provider organization includes a national network of chain and independent pharmacies. As part of its prescription drug benefit programs, Value Health employs specialized proprietary claims administration software which it believes processes claims at a lower cost than general medical claims systems used by insurance companies and Third Party Administrators ("TPAs"). The system links most network pharmacies through on-line terminals. The Company gathers information through its software programs to monitor its customers' drug benefit plans. The Company also provides reports to customers regarding drug utilization, costs and other information.

  Under certain ValueRx prescription drug benefit plans, plan beneficiaries obtain medications from a network pharmacy which then bills the Company at previously negotiated rates. ValueRx is reimbursed by the plan sponsor on a per-prescription basis reflecting a discount off the medication's average wholesale price ("AWP") plus a claim processing fee and a fee for specific clinical services provided, such as formulary management. In such arrangements, the Company bears no financial risk for increases in the number of prescriptions because it has already negotiated costs for the medications. In some of these arrangements, however, the Company's fees are subject to adjustment depending upon performance as measured against targeted criteria. Under certain other ValueRx prescription drug benefit plans, the Company agrees to provide prescription drug benefits for a fixed monthly payment per employee. Under such arrangements, the Company is responsible for paying all approved prescription drug claims and bears the risk/benefit that claims may vary from the amount of fixed monthly payments.

  The Company's mail service prescription option is integrated with its managed prescription drug benefit plans. Mail prescription service is typically provided as a convenience to individuals who prefer to fill prescriptions by mail. Mail service prescriptions are typically for long-term maintenance medications to treat chronic disorders. Mail service dispensing centers are located in Albuquerque, New Mexico; Bensalem, Pennsylvania and Troy, New York. ValueRx is generally compensated by health benefit plan sponsors for its mail pharmacy services on a charge per prescription basis at a rate discounted from AWP, plus a dispensing fee, less a co-payment and/or deductible paid by the plan participants.

  INSTITUTIONAL PHARMACY SERVICES.
  --------------------------------

  Through its 50-50 joint venture with the Allegiance Corporation, the Company provides contract pharmacy management services to health care provider organizations.

  The joint venture provides contract pharmacy services to hospitals, long-term care facilities, and other health provider institutions. The joint venture relieves hospital administrators of daily responsibility for pharmacy operations and provides customers with a more efficient process for dispensing, administering, and controlling pharmaceuticals. In addition, the joint venture markets a variety of specialized pharmaceutical and therapeutic education courses for physicians, pharmacists and nurses, and performs drug utilization evaluation and review studies.

  The joint venture is compensated for its contract pharmacy management services under three different pricing methods. "Service Charge" methods provide for billing to clients at a stipulated rate for each medication or pharmacy service provided. Under "Management Fee" methods, the Company provides pharmacy management to clients on a fixed fee or cost-plus basis. "Capitated" methods provide for billing to clients at rates pre-determined under a formula which specifies a "cap" or ceiling cost to clients based on a per-patient-day or diagnosis rate or on a formula for certain patient types (e.g., Medicare, Medicaid, Blue Cross), with the company bearing the risk/benefit to the extent that pharmacy service costs vary from the cap.

  COMPUTER-BASED MEDICATION MANAGEMENT SYSTEMS AND SERVICES.
  ----------------------------------------------------------

  Through its Medintell subsidiary, the Company is developing computer-based medication management systems and services for institutional pharmacies and health care providers. Its systems are primarily designed for hospitals and provide medication management capabilities to help ensure the correct drug is given to each patient and at the proper time. Medintell's products will provide the medical institution marketplace with unique, integrated pharmaceutical care systems which are intended to provide medical enterprises with the means to improve their pharmaceutical care.

  PRESCRIPTION DRUG UTILIZATION REVIEW (DURBASE).
  -----------------------------------------------

  The Company's DURbase product is a proprietary computerized drug claims review program which identifies people at high risk for drug-induced illness. DURbase was developed with over fifteen years of research and operation, and incorporates a database of more than five million patient records which is updated frequently with information from the 144 million medical and prescription claims reviewed annually by the Company. DURbase applies over 200 clinically-based screens to review drug claims and to identify patients at high risk for drug-induced illness. When such patients are identified, ValueRx communicates by alert letter with the prescribing physicians.

  The DURbase product is provided as an integral part of ValueRx's prescription drug benefit plans, and as a freestanding product charged for on a per-prescription or per-member basis.

  PHYSICIAN PRESCRIPTION PROFILING AND EDUCATION.
  -----------------------------------------------

  Value Health provides programs designed to achieve cost effective prescribing by physicians through the profiling of prescription drug claims to identify physicians who appear to use improper prescribing practices, followed by education, or "counter detailing" of the identified physicians on the use of lower cost drug therapies.

  CLINICALLY-BASED PRESCRIPTION DRUG FORMULARY.
  ---------------------------------------------

  Another program for promoting cost effective prescribing by physicians involves the adoption of a recommended list of covered drugs, or formulary, sold as part of the design of a health benefit plan or as a clinically-based stand alone product line.

MENTAL HEALTH, SUBSTANCE ABUSE AND EMPLOYEE ASSISTANCE PROGRAMS
---------------------------------------------------------------

  The Company's VBH subsidiary offers the following services to assist its customers in containing costs and assuring quality in the area of mental health and substance abuse.

  MANAGED MENTAL HEALTH BENEFIT PLANS.
  ------------------------------------

  The Company offers specially designed mental health and substance abuse programs which incorporate preferred provider networks, clinically-based utilization review and case management, benefit design, member support and claims administration services. As part of the Company's programs, networks are established with psychiatrists, psychologists, social workers, other mental health practitioners and health care facilities whereby these health care providers agree to provide services at discounted rates and abide by plan rules relating to matters such as utilization review, quality assurance and professional licensing. The Company's utilization review and case management procedures are applied within its provider networks to give customers an integrated cost containment solution to mental health care needs.

  VBH's principal product is a comprehensive managed care mental health and substance abuse program which offers customized plan design, access to VBH's national preferred provider networks of practitioners and facilities, telephone-based patient evaluation, referral and concurrent utilization review by professional clinicians, and claims review and management reporting and analysis. In connection with the sale of this comprehensive program, VBH offers two additional program elements - employee assistance programs ("EAP") and claims payment services.

  CASE EVALUATION, PATIENT REFERRAL AND CONCURRENT UTILIZATION REVIEW.
  --------------------------------------------------------------------

  Each client of the comprehensive program is assigned an individual toll-free information and referral telephone access number which is available to all plan beneficiaries 24 hours a day. This evaluation and referral system is staffed by clinically-trained case managers, most of whom hold a masters or a doctorate degree in psychology or psychiatric social work or a degree in nursing and have a minimum of three years experience in the psychiatric and/or substance abuse field. Case managers evaluate each beneficiary's clinical situation and refer the beneficiary to an appropriate provider within VBH's network, if possible.

  Each inpatient case is assigned to one of VBH's clinical case managers responsible for reviewing the treatment plan and progress from the time of initial evaluation and referral through the conclusion of treatment. Working directly with the assigned provider, the case manager assists in determining whether the proposed course and setting for treatment is certifiable as medically necessary and appropriate. The case manager also interacts with the provider to establish the patient's discharge plan. The case manager is guided by VBH's proprietary clinical database, which employs protocols developed by VBH based on established national norms.

  CLAIMS REVIEW AND MANAGEMENT REPORTING AND ANALYSIS.
  ----------------------------------------------------

  Details regarding a patient's treatment are entered into an on-line interactive information system which tracks utilization and cost information. VBH recommends payment only for treatment which its clinical case manager determines to be certifiable as medically necessary and appropriate. This information system is also used to report utilization data to VBH's clients.

  ADDITIONAL PROGRAMS AND SERVICES.
  ---------------------------------

  In connection with the delivery of its comprehensive programs, VBH offers as additional components an EAP and certain claims payment services. The employee assistance program provides employees and their dependents with short-term counseling sessions for a wide range of personal and work-related problems. The EAP product is also available on a stand-alone basis.

  Employers generally contract with VBH for its mental health program under one of two different payment structures. Under the first payment structure, the employer or other benefit plan sponsors typically self-insures its mental health and substance abuse claims and pays VBH an administrative fee. In some of these arrangements, the Company's fee is subject to adjustment upward or downward depending upon performance as measured against targeted criteria. Under the second payment structure, the Company receives a fixed premium per plan beneficiary and is responsible for paying all approved claims, thereby bearing the risk/benefit that claims may vary from premiums paid. In these arrangements, the Company uses cost sharing arrangements with network providers, as well as utilization review, case management and other techniques to manage its claims risk.

  The Company's principal customers for its managed care mental health and substance abuse programs are large self-insured employers who contract with VBH to provide the plan on a "carved out" basis separate from the balance of the customer's health care programs.

  VBH's programs utilize a network of approximately 33,000 practitioners and inpatient facilities nationwide.

MANAGED WORKERS' COMPENSATION, GROUP HEALTH AND RELATED SERVICES
----------------------------------------------------------------

  CCN develops clinically and technically sophisticated managed care programs and services for the workers' compensation and group health industry as well as the emerging market for integrated occupational and non-occupational disability management services. Programs include comprehensive provider networks in over 40 states, each of which has met stringent credentialing requirements, utilization management programs accredited by the Utilization Review Accreditation Commission, disability management services, and healthcare data analysis. On November 15, 1996, the Company acquired MedView Services, Incorporated, ("MedView") a provider of workers' compensation managed care services. MedView operations will be integrated with CCN.

  UTILIZATION MANAGEMENT SERVICES.
  --------------------------------

  CCN's utilization management services include management of hospital inpatient medical necessity and length of stay on a continuous basis to ensure patients receive appropriate treatment. Reviews are performed by clinical utilization teams to achieve continuity of care throughout all stages of treatment. Outpatient pre-procedure review is designed to target overutilized outpatient procedures for injured workers. CCN case managers are registered nurses who work in close communication with the physician, employer and claims adjuster to channel patients to the most appropriate medical facility and to assure the number and frequency of services delivered are medically appropriate.

  PROFESSIONAL BILL REVIEW.
  -------------------------

  CCN identifies inaccuracies as well as charges for unnecessary services. Bills are then repriced to state fee schedules or contract rates. Bill review enables the Company to monitor provider practices and billing patterns that help further reduce customer costs.

  DISABILITY MANAGEMENT.
  ----------------------

  The Company offers occupational and non-occupational disability management programs that employ objective medically-developed protocols combined with the expertise of registered occupational health nurses. Disability case managers serve as client advocates, working in concert with employers, providers, claims managers and injured workers in order to return workers to employment as soon as possible.

  GROUP HEALTH MANAGEMENT.
  ------------------------

  Through its provider networks, CCN offers preferred provider and point-of-service systems, utilization management services and claims administration.

  CCN is compensated for its services on a fee-for-service or shared savings basis. CCN's customers include insurance companies, TPAs, self-insured employers and labor union trust funds.

DISEASE MANAGMENT PROGRAMS AND CLINICAL REVIEW SERVICES
-------------------------------------------------------

  VHS is engaged in the development of comprehensive programs that improve patient outcomes and control costs by organizing managed care initiatives around high cost diseases. VHS is also engaged in the development and sale of software and services designed to assist in the identification and elimination of inappropriate medical services and the profiling of provider practices.

  DISEASE MANAGEMENT SERVICES.
  ----------------------------

  VHS is developing on behalf of pharmaceutical company partners, disease management programs that integrate the clinical delivery of healthcare with expert decision support, national guidelines, expert judgment and advanced case management techniques. Disease management programs under development are tailored to meet the specific needs of employers, managed care organizations and provider groups.

  MEDICAL REVIEW SYSTEM.
  ----------------------

  VHS has developed a highly differentiated proprietary software product, the Medical Review System ("MRS"), which employs algorithms based on clinical standards to determine the medical appropriateness of 34 high-cost inpatient and outpatient procedures. MRS' artificial intelligence "smart questioning" logic permits nurses and clinicians to efficiently gather clinical data about a patient over the telephone, match the data to scoring algorithms, and recommend certification of a procedure or refer doubtful cases to reviewing physicians. The MRS software is licensed to insurance carriers, Blue Cross and Blue Shield plans, and numerous HMOs for an annual license fee.

  PRACTICE REVIEW SYSTEM.
  -----------------------

  While MRS permits the pretreatment review of high cost procedures, efficient pre-authorization review of large numbers of lower cost procedures to identify inappropriate utilization is not practicable. The Practice Review System ("PRS") adds two new tools: a pre-payment claims review tool to evaluate the medical necessity and quality of coding for lower cost procedures, and a post-payment tool for profiling providers.

  The pre-payment tool permits payers to challenge or readjust claims for such factors as procedure code unbundling, physician visit code inflation, and excessive tests and procedures for individual patients. The post-payment tool permits payers who are managing provider networks to profile their providers against a range of criteria to determine those with the highest and lowest rates of best practices and to understand clinical utilization patterns for over 200 conditions.

REVENUES

Revenues during the past three fiscal years as percentages of total revenues were as follows:

                                                1996       1995       1994
                                               ------     ------     ------
Prescription Drugs - Services                   58.6%      56.4%      55.0%
Prescription Drugs - Products                   22.1       22.8       23.6
Mental Health                                   10.7       11.7       12.2
Workers' Compensation                            5.5        5.2        4.2
Disease Management and Information Services      2.5        3.2        3.4
Other, Net                                       0.3        0.3        0.9
Investment Income                                0.3        0.4        0.7
                                               -----      -----      -----
TOTAL REVENUES                                 100.0%     100.0%     100.0%
                                               =====      =====      =====

SALES AND MARKETING

  Value Health markets its products through a direct sales force which is complemented by full-time account representatives who assist in responding to requests for proposals and closing sales. While most products are sold directly to self-insured employers, insurance companies, HMOs, PPOs and TPAs, the Company has developed commission arrangements with regional and local independent insurance brokers.

MAJOR CUSTOMERS

  The Company enters into one-year arrangements with most of its customers. During the year ended December 31, 1996, no customer accounted for more than 10% of the company's total revenues.

COMPETITION

  Value Health faces competition from many group insurance companies, HMOs, PPOs, and TPAs and other specialty managed care companies. Many of the Company's competitors are significantly larger and have greater financial resources than the Company, including several drug manufacturers which have acquired large pharmacy benefit management companies. Value Health believes that its principal competitive strengths are its ability to control employer health care costs in targeted specialty sectors, its provider networks and clinically-based managed care techniques, and its ability to serve multi-state employers.

INTELLECTUAL PROPERTY

  Value Health's software for MRS, PRS, DURbase and other products has been developed internally by the Company and under research and development agreements with third parties. In addition, the Company has acquired licenses and other rights to certain information used in research and development activities. The Company claims copyrights to its MRS, PRS and DURbase software and certain related documentation.

GOVERNMENT REGULATION

  Many states in which Value Health provides certain specialty benefit programs and utilization review services require the Company to receive regulatory approval or licenses in order to conduct business. In order to maintain licenses and approvals for certain specialty benefit programs, Value Health must comply with various regulations relating to matters such as financial reserves and deposits, premium rates, benefit design and disclosure. Regulations relating to utilization review typically impose requirements with respect to qualification of personnel, appeal procedures, confidentiality and other matters relating to utilization review services. In some cases, more than one regulatory agency in each jurisdiction has authority over the activities of Value Health. State licensing laws and other regulations are subject to amendment and to interpretation by regulatory authorities with broad discretionary powers.

  Certain states and the federal government have enacted laws and regulations that apply to the Company's mail order pharmacy services. Such laws and regulations typically require registration and, in certain instances, may result in economic disincentives for benefit sponsors' use of prescription mail order services such as those offered by the Company. The application of these laws and regulations to out-of-state mail pharmacy services is unclear in some jurisdictions and questions could arise with respect to compliance by the Company with such laws and regulations.

  The Employee Retirement Income Security Act of 1974, as amended ("ERISA") governs aspects of the relationship between employer sponsored health benefit plans and providers of administrative services to such plans through a series of complex statutes and regulations that are subject to periodic interpretation by the Internal Revenue Service and the Department of Labor. ERISA imposes certain requirements on the manner in which the Company does business with employers who provide self-insured benefit plans. Ongoing enforcement activities of the Department of Labor may result in additional limitations on how the Company serves self-insured employer accounts.

  The Company believes that it is in compliance in all material respects with applicable current regulations governing its provision of managed care services. The Company monitors its compliance with applicable laws and regulations and works with regulators concerning various compliance issues that arise from time to time in the course of the licensing and regulatory review process. There can be no assurance that the Company's future operations will not be adversely affected by existing or new regulatory requirements or interpretations.

EMPLOYEES

  As of December 31, 1996, the Company and its subsidiaries employed approximately 4,800 people. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2.  PROPERTIES
-------  ----------

  The Company's principal corporate offices are located in Avon, Connecticut. The Company also maintains offices in a number of locations throughout the United States. Subsidiary headquarters are located in the Washington, DC, Minneapolis, San Diego and Los Angeles areas. The Company leases approximately 1,886,000 square feet of space and owns approximately 216,000 square feet of space. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

  In September 1995, two purported shareholder class action lawsuits, Freedman
                                                                    - --------
v. Value Health, Inc., at al. and Balkheimer, et al. v. Value Health, Inc., et
----------------------            -----------------------------------------
al., were filed in the United States District Court for the District of Connecticut against Value Health, certain of its current and former directors and senior officers and Nunzio Desantis. The two lawsuits, which assert claims under the Securities Act and the Exchange Act, allege principally that Value Health and the individual defendants made false or misleading statements to the public in connection with Value Health's acquisition of Diagnostek in 1995. The complaints, which were consolidated on February 16, 1996, do not specify the amount of damages sought. On March 6, 1997, the court entered an order granting in part and denying in part the defendants' motion to dismiss.

  On July 11, 1994, a purported shareholder class action lawsuit, Bash, et al.
                                                                  ------------
v. Diagnostek, et al.  ("Bash"), was filed in the federal court in New Mexico
---------------------
against Diagnostek and certain of its former directors and senior officers alleging that the defendants made false or misleading statements to the public in connection with Diagnostek's financial results for the fiscal year ended March 31, 1994, the termination in August 1994 of Diagnostek's contracts with subsidiaries of CIGNA Corp. and the announcement in August 1994 of the award to Diagnostek of a contract with CHAMPUS. On September 10, 1996, the parties to Bash I reached a settlement, subject to court approval and other conditions. In a second action, Bash, et al v. Value Health, Inc., et al. ("Bash II"), the
                 -----------------------------------------
Bash I plaintiffs filed suit in federal court in New Mexico on December 15, 1995 against the same defendants, as well as Value Health and certain of its current or former directors and officers, asserting the same factual allegations made in Bash I, and, in addition, alleging that Value Health and certain individual defendants made false and misleading statements to the public in connection with Value Health's acquisition of Diagnostek in 1995. The complaint asserts claims under the Securities Act and the Exchange Act, as well as common law claims.
The complaint does not specify the amount of damages sought. As part of the settlement reached in Bash I, Value Health expects that the overlapping claims in Bash II will be dropped.

  Value Health intends to defend the allegations in each of the lawsuits described above vigorously and does not believe the ultimate resolution will have a material effect on financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

 No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------

CORPORATE INFORMATION

Value Health common stock is traded on the New York Stock Exchange under the symbol "VH". Options on the Value Health common stock are traded on the Chicago Board of Options Exchange under the symbol "VH". At December 31, 1996 there were approximately 55,469,000 shares outstanding and approximately 20,000 shareholders.

The following table sets forth the range of high and low sales prices of the Company's Common Stock on the New York Stock Exchange.

          --------------------------------------------------
          1996                            High         Low
          --------------------------------------------------
          Fourth Quarter                 $20.88       $16.63
          Third Quarter                  $25.00       $14.63
          Second Quarter                 $29.88       $23.63
          First Quarter                  $28.25       $21.00
          --------------------------------------------------
          1995
          --------------------------------------------------
          Fourth Quarter                 $29.00       $21.25
          Third Quarter                  $39.38       $24.63
          Second Quarter                 $40.50       $31.88
          First Quarter                  $40.75       $34.00
          --------------------------------------------------

The Company has never paid dividends and does not intend to pay dividends in 1997.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following data should be read in conjunction with Footnotes 3, 4, 5 and 6 to the Financial Statement included herein under Item 8.


                                                                    YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------
(In thousands, except per share data)              1996 (1)     1995 (2)     1994 (3)     1993 (4)      1992
--------------------------------------------------------------------------------------------------------------
Total Revenues                                    $1,963,775   $1,868,539   $1,620,667   $1,116,000   $732,085
                                                --------------------------------------------------------------
Earnings (Loss):
   Earnings (Loss) From Continuing Operations     $   64,329   $  (27,967)  $   59,521   $   14,930   $ 26,718
     Earnings (Loss) Per Share From Continuing
    Operations                                         $1.17       $(0.51)       $1.10        $0.28      $0.55
Total Assets                                      $1,101,224   $  904,035   $  791,542   $  713,679   $588,658
Long Term Liabilities                             $   91,971   $    6,580   $   19,668   $   22,570   $ 27,384
Weighted Average Number of Common Shares
  Outstanding                                         54,844       54,343       54,191       52,443     48,145
Cash Dividends Declared Per Common Share                None         None         None         None       None
==============================================================================================================

All applicable periods have been restated for the 1995 pooling transaction with Diagnostek, Inc.

(1) Includes asset writedowns and spin-off costs of $10,455 and restructuring expense of $3,500.

(2) Includes loss contracts expense of $46,600, merger-related expense of $68,807, restructuring expense of $31,098, asset writeoffs and expense accruals at the Company's Diagnostek, Inc. subsidiary of $12,898 and a loss accrual of $1,042 on the planned disposition of the Lewin-VHI, Inc. assets.

(3) Includes merger-related expense of $5,986 and litigation and settlement expense of $12,022.

(4) Includes merger-related expense of $38,409 and litigation and settlement expense of $6,752.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

OVERVIEW

Value Health, Inc. ("the Company") is a provider of specialty benefit programs to large corporations, insurance carriers, managed care organizations, and federal, state, and local governments. The Company's businesses include: pharmacy benefit management; mental health and substance abuse management; workers' compensation, disability and group health management; and disease management. Its programs provide services to more than 78 million people nationwide.

The Company's prescription drug service revenues consist of revenues from its retail network and institutional pharmacy management businesses. Prescription drug product revenues consist of revenues from the Company's mail service pharmacy business. Mental health revenues consist of revenues from the Company's managed mental health benefit plans, including case management, utilization review, claims payment and employee assistance programs. Workers' compensation revenues consist of revenues from managed care programs for the workers' compensation and group health industry. Information services revenues consist of revenues from disease management programs and clinical review services.

Earnings from continuing operations before loss contract charges, merger-related expenses, restructuring charges, asset write-downs and certain other charges were $117.6 million in 1994, $138.7 million in 1995 and $130.0 million in 1996. Pre-tax earnings increased over prior years in the prescription drug and workers' compensation businesses in both 1996 and 1995 as revenues continued to grow. Earnings in disease management and information services increased in 1995 and decreased in 1996 due to the sale of Lewin-VHI in 1996, together with scheduled fee decreases in certain disease management contracts. Earnings in the mental health business decreased as revenue growth slowed in 1995 and revenues decreased in 1996.

Revenue is recognized at the time related services are performed. Revenue from the sale of mail order prescription drugs is recognized at the time of shipment. Prescription drug service revenue from the retail network business under certain arrangements is billed to plan sponsors on a per prescription basis plus a claims processing fee together with a fee for specific clinical services. Under certain other arrangements, the Company bills plan sponsors a fixed monthly payment per employee, known generally as "capitation". Under the former arrangement the Company bears no financial risk for increases in the number of prescriptions. Under the latter arrangement the Company is responsible for paying all approved prescription drug claims and bears the risk/benefit that claims may vary from the fixed monthly, capitated amount.

Institutional pharmacy services are priced under a variety of methods including fee for service, fixed fee, cost plus or capitated basis. Under capitated methods clients are billed at pre-determined rates under a formula that specifies a ceiling cost or cap to clients based on a formula. Under this method the Company bears the risk/benefit to the extent institutional pharmacy costs vary from the capitation payment. Mental health and insurance services are generally priced on a fee for service basis. Certain mental health programs are priced on a fixed fee, per employee, per month basis, and the Company bears the risk/benefit if claims vary from the amount billed. Information services revenue from disease management programs are billed under negotiated contracts which provide for fees to be billed upon the achievement of certain milestones. Revenues from other clinical services are billed on a fee for service basis.

On July 3, 1996, the Company contributed the assets of its institutional pharmacy business to a joint venture with Allegiance Corporation The Company's investment in the joint venture is recorded using the equity method, eliminating recognition of revenues and expenses of such business in the Company's results of operations subsequent to July 3, 1996. The Company's proportionate share of joint venture results of operations is included in Other, net on the consolidated statements of operations.

On January 15, 1997, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Columbia/HCA Healthcare Corporation ("Columbia"), a New York Stock Exchange company and the largest provider of healthcare services in the United States. It is intended that the Merger will qualify as a pooling of interests for accounting purposes and will constitute a tax-free reorganization for federal income tax purposes. In accordance with the terms and conditions of the Merger Agreement, each share of the Company's common stock (and outstanding common stock options) will be converted into common stock (and common stock options) of Columbia at an exchange ratio of 0.58. Consummation of the Merger is subject to satisfaction of certain conditions, including approval by shareholders of Value Health and treatment as a pooling of interests for accounting purposes. In the event of termination under specified conditions, Columbia may be entitled to receive a fee of $45 million from the Company.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data as percentages of total revenues for the three fiscal years ended December 31, 1996, 1995 and 1994, and the percentage changes in the dollar amounts of revenues and expenses for 1996 as compared to 1995 and for 1995 as compared to 1994.

                                                  PERCENTAGE OF REVENUES                     PERCENTAGE INCREASE
                                             FOR THE YEAR ENDED DECEMBER 31,                      (DECREASE)
                                          ---------------------------------------        -----------------------------
                                                                                              1996            1995
                                               1996        1995        1994                OVER 1995       OVER 1994
---------------------------------------------------------------------------------        -----------------------------
REVENUES:
     Prescription drugs - services               58.6%       56.4%       55.0%               9.3%            18.2%
     Prescription drugs - products               22.1        22.8        23.6                1.9             11.3
     Mental health                               10.7        11.7        12.2               (3.4)             9.7
     Workers' compensation                        5.5         5.2         4.2               11.5             43.5
     Disease management and
       information services                       2.5         3.2         3.4              (17.7)             8.0
     Other, net                                   0.3         0.3         0.9              (24.8)           (52.7)
     Investment income                            0.3         0.4         0.7              (31.7)           (25.2)
---------------------------------------------------------------------------------
Total revenues                                  100.0       100.0       100.0                5.1             15.3
---------------------------------------------------------------------------------
EXPENSES:
     Costs of services                           62.7        62.4        62.0                5.6             16.1
     Costs of products                           19.4        19.3        20.2                5.5             10.2
     Selling, general and administrative          9.3         9.6         9.6                2.1             14.8
     Depreciation and amortization                1.4         1.5         1.2               (2.4)            52.4
     Amortization of goodwill                     0.5         0.4         0.3               27.6             22.3
     Interest expense                             0.1         0.1         0.2              (32.5)           (35.6)
     Asset writedowns and spinoff costs           0.5          --          --                N/A              N/A
     Loss contracts                                --         2.5          --              100.0              N/A
     Merger-related                                --         3.7         0.4             (100.0)         1,049.5
     Restructuring                                0.2         1.7          --              (88.7)             N/A
---------------------------------------------------------------------------------
Total Expenses                                   94.1       101.2        93.9               (2.3)            24.3
---------------------------------------------------------------------------------
Earnings (loss) before income taxes               5.9        (1.2)        6.1              634.7           (121.8)
---------------------------------------------------------------------------------
Provision for income taxes                        2.6         0.3         2.4              726.8            (84.4)
---------------------------------------------------------------------------------
Earnings (loss)                                   3.3%       (1.5)%       3.7%             330.0%          (147.0%)
=================================================================================

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

Revenues in 1996 of $1,963.8 million increased $95.2 million or 5.1% over 1995, and 1995 revenues of $1,868.5 million were 15.3% ahead of 1994. The Company had earnings before income taxes of $116.1 million for 1996, compared to a loss of $21.7 million in 1995 and earnings of $99.6 million in 1994.

Total revenues increased by $95.2 million in 1996 over 1995 and $247.9 million in 1995 over 1994. The addition of new customers increased revenues by $225.6 million in 1996 over 1995 and revenues from existing customers declined by $77.5 million in 1996 from 1995. Acquisitions accounted for $11.1 million of 1996 revenue growth. As discussed more fully below, revenues from the Company's joint ventures are not consolidated. Accordingly, reported prescription drug service revenues were reduced by $44.8 million as compared to 1995. The sale of Lewin-VHI and certain other non-core operations in 1996 caused revenues to decline by $14.7 million. Other revenues and investment income declined by $1.7 million and $2.6 million, respectively, as compared with 1995.

The addition of new customers increased revenues by $271.8 million in 1995 over 1994 and revenues from existing customers declined by $72.5 million in 1995 from 1994. Acquisitions accounted for $58.9 million of 1995 revenue growth. Other revenue and investment income declined by $7.5 million and $2.7 million, respectively, as compared with 1994.

Prescription drug service revenues (from the retail and pharmacy network and institutional business) for 1996 of $1,151.7 million increased by $98.2 million, or 9.3% over 1995 and 1995 revenues increased by $161.8 million or 18.2% over 1994. The addition of new customers increased revenues by $182.2 million in 1996. Revenues from existing customers declined by $39.1 million in 1996 due primarily to certain loss contracts canceled by the Company and due to contracts canceled by customers. The Company's joint venture with Allegiance Corporation commenced operations in July, 1996. Under generally accepted accounting principles, joint venture revenue is not consolidated with the Company's revenue. Accordingly, reported prescription drug service revenue from existing (institutional) customers was reduced from 1995 by approximately $44.8 million. The addition of new customers increased revenues by $196.2 million in 1995 over 1994 while revenues from existing customers declined by $34.4 million in 1995 from 1994 due primarily to lost business and price reductions on existing business.

Prescription drug product revenues (from the mail service pharmacy business) for 1996 of $433.9 million increased by $8.2 million or 1.9% over 1995 and 1995 revenues increased by $43.3 million or 11.3% over 1994. The addition of new customers increased revenues by $17.4 million in 1996 over 1995 and by $42.0 million in 1995 over 1994. Revenues from existing customers declined by $9.2 million in 1996 from 1995 and increased by $1.4 million in 1995 over 1994.

Mental health 1996 revenues of $210.4 million decreased by $7.5 million or 3.4% over 1995 and 1995 revenues increased by $19.3 million or 9.7% over 1994. The addition of new customers increased revenues by $17.5 million and $17.8 million in 1996 and 1995, respectively. Revenues from existing customers declined by $28.0 million in 1996 over 1995 and by $27.3 million in 1995 over 1994. These declines were due to enrollment reductions, lost business and price reductions. Acquisitions increased revenues by $3.1 million and $28.8 million in 1996 and 1995, respectively.

Workers' compensation 1996 revenues of $107.7 million increased by $11.1 million or 11.5% over 1995 and 1995 revenues increased by $29.3 million or 43.5% over 1994. The addition of new customers increased revenues by $3.9 million and $4.6 million in 1996 and 1995, respectively. Revenues from existing customers increased by $2.8 million in 1996 and decreased by $3.0 million in 1995. Acquisitions added $5.8 million and $27.7 million to 1996 and 1995 revenues, respectively. Revenues in 1996 were decreased by $1.4 million as a result of the divestiture and discontinuance of certain non-core operations.

Disease management and information services 1996 revenues of $49.5 million decreased by $10.6 million or 17.7% from 1995 and 1995 revenues increased by $4.4 million or 8.0% over 1994. New customers, including disease management programs, added $4.6 million and $11.2 million to 1996 and 1995 revenues, respectively. Revenues from existing customers declined by $4.0 million in 1996 from 1995 and by $9.2 million in 1995 over 1994. The 1996 decline was due to enrollment reductions, lost business and scheduled fee decreases in certain major disease management contracts. This decline was partially offset by fees received in connection with the early termination of a certain disease management contract. The 1995 decline was due to enrollment reductions, completion of certain health policy consulting assignments and scheduled fee decreases in a certain major disease management contract. Acquisitions accounted for $2.2 million and $2.4 million of the revenue increases in 1996 and 1995, respectively. The sale of the assets of Lewin-VHI, Inc. in May, 1996 caused 1996 revenues to be reduced by $13.3 million from 1995.

Other revenues in 1996 of $5.1 million declined by $1.7 million from 1995 and 1995 revenues declined by $7.5 million from 1994. The declines in both years were due primarily to the sale of National Foot Care Program in 1995, as results in 1995 and 1994 include revenues from National Foot Care Program for three months and twelve months, respectively.

Investment income in 1996 of $5.6 million declined by $2.6 million or 31.7% from 1995 and 1995 investment income declined by $2.7 million or 25.2% from 1994. The declines in each year were due to lower investment balances from the previous year.

The Company's costs of services consist of direct expenses of providing specialty managed care and information services, including costs of retail drugs, mental health and substance abuse provider charges, salaries and wages of medical management and health policy consultants, customer service and claims processing personnel and certain data processing costs. Costs of services for 1996 increased by $65.9 million or 5.6% over 1995 and 1995 costs were $162.0 million or 16.1% greater than 1994. Most of these increases were due to an increased number of plan participants and provider and drug price increases.

As a percentage of service revenues, costs of services for 1996 decreased to 81.1% from 81.7% in 1995 and 82.8% in 1994. Despite a competitive pricing environment, the costs of services ratio declined slightly in 1996, due primarily to the Company's restructuring and re-engineering programs implemented during 1996, resistance to rebids at excessively low margins and cancellation of certain loss contracts during 1995. The decline in the 1995 ratio was due primarily to a revenue mix shift toward insurance services and disease management programs which carry lower ratios.

The Company's costs of products consist of the cost of mail order prescription drugs, including labor and overhead charges associated with warehousing, processing and shipping activities. Costs of products for 1996 increased by $19.7 million or 5.5% over 1995 and 1995 costs were $33.3 million or 10.2% greater than 1994.

As a percentage of product revenues, costs of products increased to 87.6% for 1996, from 84.7% during 1995 and increased from 85.6% during 1994. The increase in the costs of products ratio in 1996 was due primarily to the competitive pricing environment and the loss of certain profitable accounts since the third quarter of 1995. These cost increases cannot be practicably quantified on an individual basis, however, the Company expects the competitive pricing environment will continue to increase the costs of products ratio as increases in customer revenues lag drug price inflation. The loss of profitable accounts in the future cannot be reasonably estimated and will be a function of annual and multi-year contract renewals within the Company's competitive pricing environment. The cost of alternative sources of purchasing drugs through wholesalers are expected to level out in the future. The decrease in the costs of products ratio in 1995 was due primarily to economies of scale achieved from higher volume of mail service prescriptions as well as more favorable purchasing arrangements for prescription drugs.

Selling, general and administrative expenses for 1996 increased $3.8 million or 2.1% over 1995 and 1995 expenses were $23.2 million or 14.8% greater than 1994. The increases in both years were due to staffing and related costs associated with new contracts, added investment in claims processing capability and continued growth in overhead costs to support growth within the Company's product lines. In addition, 1995 expenses include a $1.0 million charitable contribution made by Diagnostek prior to the completion of the merger in July 1995 and $5.6 million in additional charges for Diagnostek-related asset write-offs and litigation accruals. Selling, general and administrative expenses also include Diagnostek litigation and settlement expenses of $12.0 million in 1994. As a percentage of revenues, selling, general and administrative expenses were 9.3%, 9.6% and 9.6% in 1996, 1995 and 1994, respectively. The lower ratio during 1996 is due in part to the Company's restructuring and re-engineering cost reduction programs implemented during 1996. In 1996, selling, general and administrative expenses declined by approximately $2.0 million as a result of these cost reduction programs. The majority of these cost reduction programs were implemented by December 31, 1996, with the remainder to be completed during the first half of 1997.

Depreciation and amortization expense, which consists of the depreciation of property and equipment and the amortization of purchased and internally developed software, was $27.9 million in 1996 as compared to $28.6 million in 1995 and $18.7 million in 1994. The reduction in depreciation and amortization expense during 1996 was due to significant writedowns in 1996 resulting from the Company's restructuring programs. The higher level of depreciation and amortization in 1995 was attributable to increased investment in fixed assets to support growth in the Company's business and increased amortization of capitalized computer software.

Amortization of goodwill arising from acquisitions was $8.9 million in 1996 as compared with $7.0 million in 1995 and $5.7 million in 1994. The higher levels of amortization in each year were due to purchase acquisitions completed in 1996, 1995 and 1994.

Interest expense consists of interest on capitalized leases and other borrowings, and was $1.1 million in 1996, $1.7 million in 1995 and $2.6 million in 1994. In 1996, interest expense includes $0.7 million from the Company's line of credit (see note 7). Interest expense in 1995 and 1994 includes interest on Diagnostek, Inc. borrowings which were paid off in 1995, after its merger with the Company.

In 1996, the Company recognized $10.5 million of charges primarily in connection with expenses of the planned spinoff of its ValueRx subsidiary as well as asset writedowns related to the sale of assets of its Value Health Management subsidiary (see note 21).

In 1995, the Company recognized $46.6 million of expense to accrue future estimated losses on certain risk-based or full risk pharmacy benefits management contracts. As more fully described in note 4, during the first and third quarters of 1995, it was determined that certain contracts, including the State of New Jersey, Ford Motor Company and others, would result in losses over their remaining terms. Losses of $12.6 million and $34.0 million were accrued during the first and third quarters of 1995, respectively. The Company computed losses by estimating future revenues and variable expenses associated with these contracts. As of December 31, 1996, $5.4 million of the $46.6 million remained accrued. The future estimated losses of $5.4 million will result in cash outflows during future periods but will not have a material impact on the Company's financial condition or results of operations.

In 1995, the Company recognized merger-related expense of $68.8 million in connection with the Diagnostek merger. In 1994, the Company recognized merger-related expense of $6.0 million in connection with its mergers with Prescription Drug Service, Inc., Prescription Drug Service West, Inc. and RxNet, Inc. (see notes 3 and 5). As of December 31, 1996, $8.4 million of the $68.8 million remained accrued. This amount will result in future cash payments but will not have a material impact on the Company's financial condition or results of operations.

In 1996, the Company recognized a restructuring charge of $3.5 million in connection with the acquisition and integration of Medview Services, Inc. In 1995, the Company recognized a restructuring charge of $31.1 million in connection with a program to reduce operating expenses at its subsidiaries. The restructuring program has resulted in annualized savings of $40 million (see notes 5 and 6).

Earnings (loss) before income taxes were $116.1 million, $(21.7) million and $99.6 million in 1996, 1995 and 1994, respectively.

In each year, the provision for income taxes includes, among other things, the utilization of net operating loss carryforwards, the tax benefit associated with certain stock option transactions, the result of goodwill reductions arising from the utilization of certain acquired net operating loss carryforwards and an estimate for state income taxes. The effective tax rate was 44.6%, (28.8%) and 40.2% for the years ended December 31, 1996, 1995 and 1994, respectively. The difference in the 1996 effective tax rate as compared to statutory rates is primarily the result of certain non-deductible asset writeoffs. The effective tax rate in 1995 results primarily from a high level of non-deductible expenses from the Diagnostek merger relative to the amount of reported loss before taxes, as well as the tax liability associated with the Lewin-VHI disposition. At December 31, 1996, the Company recorded a deferred tax asset of $50.1 million to reflect the future tax benefits of loss carryforwards and temporary differences (see note 13).

Management believes that sufficient taxes were paid in the carryback period and sufficient taxable income will be generated in the future to realize the deferred tax benefits. In 1996, the valuation allowance was decreased by $0.3 million to $4.9 million primarily due to the use of net operating losses from business combinations.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and capital expenditures primarily from the proceeds of stock issuances and internally generated cash. On August 21, 1996, the Company entered into a five-year $140 million revolving credit agreement with a bank group (see note 7). The Company borrowed $87.5 million under this agreement to fund the MedView acquisition on November 15, 1996 (see note 3).

As of December 31,1996, the Company had working capital of $197.5 million and unrestricted cash and marketable securities of $91.4 million.

For 1996, net cash provided by operating activities was $59.5 million. During 1996, the Company incurred cash expenditures in connection with acquisitions and investments of $107.3 million and capital expenditures for property and equipment were approximately $61.3 million. During 1996, the Company repurchased approximately 1,056,000 shares of its common stock. The stock repurchase program announced in October 1996 was canceled in January 1997.

The Company's remaining contingent payments for CCN under its Acquisition Agreement dated May 18, 1994, are expected to approximate $61 million through the first half of 1997.

The Company believes that existing available cash and marketable securities, cash from operations and amounts available under its credit line will be sufficient to meet its liquidity and funding requirements for normal operations.

The Company has never paid dividends and does not expect to pay dividends in 1997.

INFLATION

Health care costs are rising and are expected to continue to rise at rates higher than the Consumer Price Index. The Company believes that its provider discount and risk sharing arrangements, together with its cost control measures such as utilization review and its pricing practices, help to protect against any adverse effect of inflation on its operations.

RECENTLY ENACTED PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. This pronouncement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. This statement is effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined the impact of this pronouncement on its EPS calculation.

All other recently enacted pronouncements either have been adopted by, or do not apply to, the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------


VALUE HEALTH, INC. CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                      ----------------------
(In thousands)                                             1996       1995
----------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                          $   85,284  $ 68,505
     Restricted cash                                         4,030     5,806
     Short-term investments                                     88    25,514
     Accounts receivable (net allowance for doubtful
      accounts of $22,120 and $17,171 in 1996 and
      1995, respectively                                   363,320   304,272
     Inventories                                            27,198    30,052
     Prepaid expenses and other current assets              26,365    31,495
     Deferred taxes                                         43,568    71,797
----------------------------------------------------------------------------
Total current assets                                       549,853   537,441
----------------------------------------------------------------------------

Fixed Assets:
     Land                                                    3,513     3,532
     Buildings and improvements                             15,107    14,226
     Furniture and fixtures                                 19,053    19,820
     Equipment and software                                168,728   150,425
     Leasehold improvements                                 13,388    15,709
----------------------------------------------------------------------------
                                                           219,789   203,712
     Less accumulated depreciation and amortization         74,216    71,242
----------------------------------------------------------------------------
                                                           145,573   132,470
----------------------------------------------------------------------------
Long-term investments                                        6,022    12,868
Goodwill, net                                              337,558   190,605
Other assets                                                62,218    30,651
----------------------------------------------------------------------------
                                                           405,798   234,124
----------------------------------------------------------------------------
TOTAL ASSETS                                            $1,101,224  $904,035
============================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                                                          DECEMBER 31,
                                                                   -----------------------
(In thousands, except par value)                                        1996        1995
------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Payable to providers                                            $  193,219   $116,166
     Due to former shareholders of affiliates                            64,009        400
     Accounts payable and accrued expenses                               41,131     64,795
     Merger-related expenses                                              8,387     49,767
     Accrued contract losses                                              5,378     30,386
     Restructuring reserve                                               16,043     30,597
     Other liabilities                                                   24,188     24,300
------------------------------------------------------------------------------------------
Total current liabilities                                               352,355    316,411
------------------------------------------------------------------------------------------
     Capital lease obligations, less current portion                        956      2,130
     Borrowings under line of credit                                     87,500         --
     Other liabilities                                                    3,515      4,450
------------------------------------------------------------------------------------------
                                                                         91,971      6,580
------------------------------------------------------------------------------------------
Total liabilities                                                       444,326    322,991
------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
     Preferred stock - $.01 par value, authorized
          1,000 shares, none issued                                          --         --
     Common stock - without par value,
          authorized 100,000 shares, issued 55,469 and 53,689
       shares, for 1996 and 1995, respectively                          505,649    467,325
     Retained earnings                                                  178,279    113,950
     Common stock in treasury, at cost, 1,056 shares at
     December 31, 1996                                                  (27,030)        --
     Unrealized loss on securities available-for-sale, net of tax            --       (231)
------------------------------------------------------------------------------------------
Total stockholders' equity                                              656,898    581,044
------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $1,101,224   $904,035
==========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

VALUE HEALTH, INC. CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                  -------------------------------------
(In thousands, except per share)                       1996        1995         1994
---------------------------------------------------------------------------------------
REVENUES
     Prescription drugs - services                  $1,151,680  $1,053,436   $  891,611
     Prescription drugs - products                     433,892     425,661      382,326
     Mental health                                     210,366     217,865      198,599
     Workers' compensation                             107,687      96,544       67,268
     Disease management and information services        49,529      60,158       55,721
     Other, net                                          5,069       6,745       14,271
     Investment income                                   5,552       8,130       10,871
---------------------------------------------------------------------------------------
Total revenues                                       1,963,775   1,868,539    1,620,667
---------------------------------------------------------------------------------------
EXPENSES
     Costs of services                               1,232,347   1,166,471    1,004,452
     Costs of products                                 380,231     360,563      327,307
     Selling, general and administrative               183,278     179,511      156,305
     Depreciation and amortization                      27,892      28,568       18,740
     Amortization of goodwill                            8,866       6,950        5,684
     Interest expense                                    1,134       1,680        2,610
     Asset writedowns and spinoff costs                 10,455          --           --
     Loss contracts                                         --      46,600           --
     Merger-related                                         --      68,807        5,986
     Restructuring                                       3,500      31,098           --
---------------------------------------------------------------------------------------
Total expenses                                       1,847,703   1,890,248    1,521,084
---------------------------------------------------------------------------------------
Earnings (loss) before income taxes                    116,072     (21,709)      99,583
     Provision for income taxes                         51,743       6,258       40,062
---------------------------------------------------------------------------------------
Net earnings (loss)                                 $   64,329  $  (27,967)  $   59,521
---------------------------------------------------------------------------------------
NET EARNINGS (LOSS) PER SHARE                            $1.17      $(0.51)       $1.10
=======================================================================================

The accompanying notes are integral part of the consolidated financial statements.

VALUE HEALTH, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)                                                        COMMON STOCK IN       RETAINED
                                                 COMMON STOCK            TREASURY           EARNINGS     TOTAL
                                             --------------------------------------------------------------------
For the years ended December 31,               SHARES    AMOUNT    SHARES        AMOUNT
-----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993                   51,384   $412,358       --        $     --   $ 82,396   $494,540
Exercise of common stock options                1,259     15,523       --              --         --     15,523
Tax benefits related to common stock option
  exercises and restricted stock activity          --     11,305       --              --         --     11,305
Amortization of deferred compensation              --        161       --              --         --        161
Adjustment to acquisition                        (132)    (4,113)      --              --         --     (4,113)
Issuance of common stock in litigation
  settlement                                       69      3,000       --              --         --      3,000
Change in unrealized loss on securities
  available-for-sale, net of tax                   --         --       --              --         --     (3,691)
Net earnings                                       --         --       --              --     59,521     59,521
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                   52,580    438,234       --              --    141,917    576,246
Exercise of common stock options                  829     14,532       --              --         --     14,532
Tax benefits related to common stock option
  exercises and restricted stock activity          --      4,421       --              --         --      4,421
Issuance of common stock in acquisition           280     10,138       --              --         --     10,138
Change in unrealized loss on securities
  available-for-sale, net of tax                   --         --       --              --         --      3,674
Net loss                                           --         --       --              --    (27,967)   (27,967)
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                   53,689    467,325       --              --    113,950    581,044
Exercise of common stock options                  937     12,439       --              --         --     12,439
Tax benefits related to common stock option
  exercises and restricted stock activity          --      2,888       --              --         --      2,888
Issuance of common stock in acquisition           843     22,997       --              --         --     22,997
Repurchase of common stock                         --         --   (1,056)        (27,030)        --    (27,030)
Change in unrealized loss on securities
  available-for-sale, net of tax                   --         --       --              --         --        231
Net earnings                                       --         --       --              --     64,329     64,329
-----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                   55,469   $505,649   (1,056)       $(27,030)  $178,279   $656,898
=================================================================================================================

The accompanying notes are integral part of the consolidated financial statements.

VALUE HEALTH, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                                ------------------------------------
(In thousands)                                                                       1996         1995        1994
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings (loss)                                                           $  64,329    $(27,967)  $  59,521
--------------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net earnings (loss) to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                               27,892      28,568      18,740
          Asset writedowns                                                             8,975          --          --
          Deferred compensation expense                                                   --          --         161
          Provision for doubtful accounts and notes receivable                        14,122       8,798       5,915
          Deferred taxes                                                              28,229     (62,031)      5,908
          Tax effect on goodwill of acquired loss carryforward utilization               801         202         416
          Tax effect of certain stock option and restricted stock transactions         2,888       4,421      11,305
          Amortization of goodwill                                                     8,866       6,950       5,684
          Amortization of deferred revenue                                            (4,788)     (2,606)     (4,871)
          Amortization of investment premiums                                             98         465         826
          (Gain) loss on sales of investment securities                                   --         559        (566)
     Change in assets and liabilities:
     (Increase) decrease in assets:
          Restricted cash                                                              1,776      (4,881)        356
          Accounts receivable                                                        (61,873)    (97,197)    (65,407)
          Inventories                                                                  2,854      11,167      (9,079)
          Other current and non-current assets                                       (27,290)     (4,732)     (5,424)
     Increase (decrease) in liabilities:
          Accounts payable and accrued expenses                                      (24,246)     (4,617)        863
          Merger related expense                                                     (29,115)     41,684     (10,374)
          Restructuring reserve                                                       (4,942)     30,597          --
          Accrued contract losses                                                    (25,008)     30,386          --
          Payable to providers                                                        77,053      31,560      13,472
          Other liabilities                                                           (1,166)       (628)     (7,352)
--------------------------------------------------------------------------------------------------------------------
               Total adjustments                                                      (4,874)     18,665     (39,427)
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   59,455      (9,302)     20,094
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
          Capital expenditures                                                       (61,281)    (54,530)    (44,188)
          Proceeds from sale of fixed assets                                           5,961          --          --
          Acquisitions and investments, net of cash acquired                        (107,342)    (13,910)    (40,334)
          Sale of subsidary, net of cash sold                                         18,017          --          --
          Purchases of investment securities                                         (31,751)    (96,511)   (112,232)
          Proceeds from maturities and sales of investment securities                 62,348     172,619     180,089
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 (114,048)      7,668     (16,665)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from exercise of common stock options and warrants
           and issuance of restricted stock                                           12,439      14,123      15,523
          Payments of long-term debt and capital lease obligations                    (1,537)    (46,358)    (16,707)
          Advances under financing agreements                                             --        (200)     (1,039)
          Proceeds from debt                                                          87,500      16,500      22,000
          Payments for common stock repurchase                                       (27,030)         --          --
          Repayments of advances under financing agreements                               --       1,175          --
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   71,372     (14,760)     19,777
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  16,779     (16,394)     23,206
Cash and cash equivalents at beginning of year                                        68,505      84,899      61,693
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $  85,284    $ 68,505   $  84,899
====================================================================================================================

The accompanying notes are integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

The Company is a leading provider of specialty managed health care benefit programs in the areas of prescription drugs, mental health and substance abuse, workers' compensation and disability and disease management. The Company also provides other health care information services.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The preparation of the consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and revenues and expenses. Actual results could differ significantly from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, investments with original maturities of three months or less are considered to be cash equivalents.

RESTRICTED CASH

Restricted cash consists of amounts on deposit in compliance with state regulatory requirements and building and equipment lease agreements.

INVENTORIES

Inventories consist of prescription drugs and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

JOINT VENTURES

The Company's investments in joint ventures are accounted for under the equity method. The investment in joint ventures is included in other assets and is increased/decreased by the Company's equity interest in earnings/losses of the joint ventures. The balances at December 31, 1996 and December 31, 1995 were $17,006,000 and $500,000, respectively.

INVESTMENTS

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"). Under SFAS 115, the Company has classified its investments in debt securities as "available-for-sale" securities and carries such securities at market value. Accordingly, the net unrealized gain or loss, net of tax, is included as a separate component of stockholders' equity. Premiums are amortized on a straight-line basis until maturity. In determining the gain or loss on sales of investments, cost is based on specific identification of the asset sold.

FIXED ASSETS

Fixed assets are recorded at cost. The Company uses straight-line and accelerated methods of depreciation over the estimated useful lives of the assets, which range from three to 25 years. Assets acquired under capital lease agreements are recorded at the lesser of the present value of the minimum lease payments or the fair value of the property.

These assets are amortized on a straight-line basis over periods consistent with the Company's depreciation policy for similar purchased assets or over the lease term, whichever is shorter.

Expenditures for maintenance and repairs are charged to income as incurred and renewals and improvements are capitalized. Upon sale or retirement of fixed assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

Included in equipment at December 31, 1996 and 1995 are capitalized computer software costs, related to purchased software and software developed internally for sale as part of its product lines, of $67,751,000 and $45,341,000, respectively. The Company capitalizes costs of software to be sold once technological feasibility has been established. Accumulated amortization on computer software was $14,557,000 and $11,170,000 at December 31, 1996 and 1995, respectively, and is included in accumulated depreciation and amortization. The Company uses the straight-line amortization method over estimated useful lives which range from three to five years.

GOODWILL

Goodwill related to acquisitions represents the excess of cost over fair value of net tangible and separately identifiable intangible assets acquired, and is amortized on a straight-line basis over 15 to 40 years. Accumulated amortization was $26,818,000 and $20,623,000 at December 31, 1996 and 1995, respectively. The
Company reviews its amortization policy and carrying value of goodwill on an ongoing basis. This review includes an analysis of whether carrying values and amortization periods are appropriate based upon projected cash flows, product life cycle, company performance compared to expectations and industry practice.

PAYABLES TO PROVIDERS

Payables to providers are recorded as services are rendered. The costs of claims for services rendered but not yet reported are estimated based on historical data, current enrollment statistics, patient census data and other information. Such estimates and the resulting accrued liabilities are periodically reviewed and updated. Any adjustments resulting therefrom are reflected in earnings currently.

DEFERRED RENT

The Company has received rent abatements for limited periods in connection with leases for certain office space. Costs associated with these leases, recorded on a straight-line basis over the full lease term, resulted in a deferred rent liability of $2,881,000 and $3,648,000 at December 31, 1996 and 1995,
respectively.

REVENUE RECOGNITION

Revenue is recognized at the time related services are performed. Revenue from sales of mail order prescription drugs is recognized at the time of shipment. Deferred revenue represents amounts advanced to the Company on contracts for which performance is expected to be completed in future periods.

The Company's prescription drug service revenues consist of revenues from its retail network and institutional pharmacy management businesses. Prescription drug product revenues consist of revenues from the Company's mail service pharmacy business. Mental health revenues consist of revenues from the Company's managed mental health benefit plans, including case management, utilization review, claims payment and employee assistance programs. Insurance services revenues consist of revenues from managed care programs for the workers' compensation and group health industry. Information services revenues consist of revenues from disease management programs and clinical review services.

Prescription drug service revenue from the retail network business under certain arrangements is billed to plan sponsors on a per prescription basis plus a claims processing fee together with a fee for specific clinical services. Under certain other arrangements, the Company bills plan sponsors a fixed monthly payment per employee, known generally as "capitation". Under the former arrangement the Company bears no financial risk for increases in the number of prescriptions. Under the latter arrangement the Company is responsible for paying all approved prescription drug claims and bears the risk/benefit that claims may vary from the fixed monthly, capitated amount.

Institutional pharmacy services are priced under a variety of methods including fee for service, fixed fee, cost plus or capitated basis. Under capitated methods clients are billed at pre-determined rates under a formula that specifies a ceiling cost or cap to clients based on a formula. Under this method the Company bears the risk/benefit to the extent institutional pharmacy costs vary from the capitation payment. Mental health and insurance services are generally priced on a fee for service basis. Certain mental health programs are priced on a fixed fee, per employee, per month basis, and the Company bears the risk/benefit if claims vary from the amount billed. Information services revenue from disease management programs, as discussed below, are billed under negotiated contracts which provide for fees to be billed upon the achievement of certain milestones. Revenues from other clinical services are billed on a fee for service basis.

The Company develops software and a number of other products under significant disease management research and development agreements entered into with third parties, including Pfizer, Inc. and Sandoz Pharmaceutical Corp. Under these arrangements, the Company develops value-added programs, products and services that will address all aspects of a disease, including health promotion, screening, diagnosis, treatment and maintenance. The ultimate goal of these programs is to assist managed care organizations and medical providers in developing high quality, cost effective health care. These contracts, typically for periods of three to five years, include the formation of multi-disciplinary teams of Company personnel dedicated to developing sophisticated disease management tools.

The Company accounts for these "cost-plus" research and development contracts by expensing costs, net of reimbursements, as incurred and recognizing amounts billed, in excess of reimbursements from third parties, as revenue when earned.

No customer accounted for 10% or more of consolidated total revenues for the years ended December 31, 1996, 1995 or 1994.

LICENSURE COSTS

Costs directly incurred to obtain licenses to do business in new market areas are capitalized and amortized on a straight-line basis over three years.

COMPENSATION COSTS

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), electing the disclosure provisions of SFAS 123. Compensation cost for all years presented in the consolidated statements of operations has been measured using the intrinsic value based method prescribed by APB Opinion No. 25. Given that the Company grants all stock options at market value on the date of grant, the intrinsic value based method results in $0 of compensation expense being recorded in the consolidated financial statements. The Company has made pro forma disclosures of net income and earnings per share as required by SFAS 123 (see note 18).

INCOME TAXES

The Company files a consolidated federal income tax return which includes all of its subsidiaries. The Company's income tax liability has been determined under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requiring an asset and liability approach for financial accounting and reporting for income taxes. The liability is based on the current and deferred tax consequences of all events recognized in the consolidated financial statements as of the date of the consolidated balance sheet. Deferred taxes are provided for temporary differences which will result in taxable or deductible amounts in future years, primarily attributable to a different basis in certain assets and liabilities for financial and tax reporting purposes, including recognition of deferred tax assets net of a related valuation allowance.

NET EARNINGS PER SHARE

Net earnings per share are based on the weighted average number of common shares and common share equivalents (if dilutive) resulting from options outstanding during the periods. The weighted average number of common shares and common share equivalents outstanding is approximately 54,844,000, 54,343,000 and 54,191,000 for the years ended December 31, 1996, 1995 and 1994, respectively. There is not a significant difference between primary and fully diluted earnings per share.

NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. This pronouncement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. This statement is effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined the impact of this pronouncement on its EPS calculation.

RECLASSIFICATIONS

Certain amounts from the 1995 and 1994 consolidated financial statements are reclassified to conform with the 1996 presentation.

2 MERGER

On January 15, 1997, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Columbia/HCA Healthcare Corporation ("Columbia"), a New York Stock Exchange company and the largest provider of healthcare services in the United States, and Columbia Merger-Sub. Corp., a wholly-owned subsidiary of Columbia pursuant to which the Company will become a wholly-owned subsidiary of Columbia (the "Merger"). It is intended that the Merger will qualify as a pooling of interests for accounting purposes and will constitute a tax-free reorganization for federal income tax purposes. In accordance with the terms and conditions of the Merger Agreement, each share of the Company's common stock (and outstanding common stock options) will be converted into common stock (and common stock options) of Columbia at an exchange ratio of 0.58.

Consummation of the Merger is subject to satisfaction of certain conditions, including approval by shareholders of Value Health, regulatory approvals, and treatment as a pooling of interests for accounting purposes. In the event of termination under specified conditions, Columbia may be entitled to receive a fee of $45 million from the Company.


3 MERGERS AND ACQUISITIONS, DIVESTITURE AND JOINT VENTURE

On November 15, 1996, the Company completed its acquisition of MedView Services, Inc. (MedView), a provider of workers' compensation managed care services, in exchange for $87.5 million in cash. The acquisition was accounted for as a purchase. Goodwill of $80.3 million was recorded and is being amortized over 35 years. The results of operations of MedView are included in the Company's Consolidated Statements of Operations from the date the acquisition was completed. Pro forma information is not presented as it is immaterial.

On July 3, 1996, the Company contributed the assets of its institutional pharmacy business to a joint venture with Allegiance Corporation. The Company's investment in the joint venture is recorded using the equity method.

On May 13, 1996, the Company completed the sale of all the operating assets of the Company's Lewin-VHI, Inc. subsidiary to Quintiles Transnational Corporation. The Company has recognized a loss of approximately $1.0 million in its 1995 consolidated statement of operations in connection with this transaction.

On January 10, 1996, the Company completed its acquisition of Medintell Systems Corporation ("Medintell"), a developer and marketer of advanced pharmacy information systems and services. This acquisition was accounted for as a purchase in which the Company issued 842,571 shares of its common stock for all of the issued and outstanding shares of Medintell. In connection with this transaction, the Company repurchased an equivalent number of shares, completing the repurchase on March 21, 1996. Goodwill of approximately $28.3 million was recorded and is being amortized over 20 years. The results of operations of Medintell are included in the Company's Consolidated Statements of Operations from the date the acquisition was completed. Pro forma information is not presented as it is immaterial.

On July 28, 1995, the Company completed its merger with Diagnostek. The Company issued 12,213,075 shares of its common stock in exchange for all of the outstanding common stock of Diagnostek at an exchange ratio of 0.4975:1. The transaction has been accounted for as a pooling of interests and financial statements for all periods prior to this combination have been restated to reflect the combined operations.

On May 11, 1995, the Company completed its acquisition of Value Health Management, Inc. ("VHM"), an information services and management consulting company. The purchase price was $9.5 million based on the closing price of Value Health common stock on the date of purchase. The acquisition was accounted for as a purchase in which the Company issued 279,738 shares of its common stock to acquire all of the issued and outstanding shares of VHM common and preferred stock. Goodwill of $12.0 million was recorded and is being amortized over 20 years. The results of operations of VHM are included in the Company's Consolidated Statement of Operations from the date the acquisition was completed. On January 31, 1997, the Company completed the sale of substantially all of the assets of its VHM subsidiary (see note 21).

On March 28, 1995, the Company completed its sale of National Foot Care Program, Inc. at approximately book value, in exchange for $2.9 million of notes receivable.

On February 15, 1995, the Company completed its acquisition of Health Management Strategies International, Inc. ("HMS") for $13.9 million in cash. Goodwill of approximately $13.0 million was recorded and is being amortized over 25 years. The results of operations of HMS are included in the Company's Consolidated Statement of Operations from the date the acquisition was completed.

On August 29, 1994, the Company completed its merger with Prescription Drug Service, Inc. and Prescription Drug Service West, Inc. ("Prescdrug"). The Company issued 937,178 shares of its Common Stock in exchange for all of the outstanding common, and preferred stock of PrescDrug.

On August 31, 1994, the Company acquired by merger all of the outstanding common stock of RxNet, Inc. by issuing 256,136 shares of its common stock for all of the outstanding common stock of RxNet.

The Prescdrug and RxNet transactions were accounted for as poolings of interests and financial statements for all periods prior to these combinations were restated to reflect the combined operations.

On June 21, 1994, the Company completed its acquisition of Community Care Network, Inc. (CCN). The purchase price was $40 million in cash and contingent consideration of up to an additional $80 million, of which $18.6 million had been paid as of December 31, 1996. The contingent consideration is payable in cash and is based upon CNN's earnings during a twelve month calculation period, which period ended December 31, 1996. Goodwill of $23.4 million was initially recorded and is being amortized over 35 years. Additional goodwill of $78 million was recorded in 1996. Of this amount, approximately $61 million in payments are expected to be made in 1997 and are accrued at December 31, 1996. The results of operations of CCN are included in the Company's Consolidated Statement of Operations from the date the acquisition was completed.

On May 1, 1994, the Company and Pfizer Inc entered into a joint venture partnership to develop specialty disease management programs. The partnership was dissolved in 1996.

4 LOSS CONTRACTS

The Company has $5.4 million and $30.4 million accrued for loss contracts as of December 31, 1996 and December 31, 1995, respectively. During 1995, $34.0 million of expense was recognized in the third quarter and $12.6 million of expense was recognized in the first quarter. The Company reviews its various risk-based customer contracts on a quarterly basis to determine whether estimates of future revenues, excluding investment income, are sufficient to cover estimated future costs of providing services and settling claim payments. For purposes of evaluating potential loss contracts, only incremental costs are included in determining the estimated costs to provide services and settle claim payments.

The $5.4 and $30.4 million loss accruals at December 31, 1996 and 1995 relate to ten full risk, capitated contracts. The largest of the contracts was with Ford Motor Company ("Ford"). During the third quarter of 1995, the Company estimated its capitated contract with Ford would incur a loss for 1996 as a result of projected increases in utilization and unit prices. Utilization trends were projected to increase compared to prior quarters, and management determined in the third quarter that certain savings and other initiatives previously discussed with, and committed to, by Ford would not achieve the levels projected.

Eight of the other nine contracts accrued for as of December 31, 1996 and 1995, relate to the Company's application of its loss contract accounting policy to the book of business associated with Diagnostek. Upon closing of the Diagnostek merger in the third quarter of 1995, significant Diagnostek customer agreements, primarily signed in late 1994 and early 1995 (prior to the Company's merger with Diagnostek) were reviewed by the Company to determine projected profitability. Following this review, appropriate loss contract reserves were established in the third quarter of 1995.

In addition to the above, during the first quarter of 1995, contract losses over the three-year term of the Company's contract with the State of New Jersey in the amount of $12.6 million were recorded. In the third quarter of 1995, an additional $4.0 million was recorded by the Company. During the first quarter of 1996, the Company entered into a subcontracting agreement for the transfer of this contract, thereby effectively mitigating further losses. Later in 1996, this contract was permanently assigned to the subcontracting party. No loss accruals related to the State of New Jersey remained on the books as of December 31, 1996


5 MERGER-RELATED EXPENSE

During the third quarter of 1995, the Company recorded a charge of $68.8 million in connection with its merger with Diagnostek. Approximately $8.8 million was incurred for transaction costs and $60.0 million related to costs associated with the combining of operations and the related combination activities, such as reduction of head count and elimination of duplicate facilities and excess capacity. Principal locations identified for combination included Albuquerque, NM, Davenport, IA and Bloomfield Hills, MI. These combination efforts will eliminate approximately 400 operations and administrative positions. Of the $60.0 million charge, $17.9 million related to systems integration and conversion projects, $14.2 million in severance and related benefits and $27.9 million in expected lease vacation, asset write-offs and other associated costs.

As a result of the merger with Diagnostek, the Company embarked on a plan to integrate certain of the combined Companies' EDP systems. The costs of the integration and conversion were computed based on the estimated costs of contracts with consultants engaged to assist in the integration of the various software and hardware systems.

Severance and related benefits were estimated based upon costs associated with identified employees as well as targeted head count reductions.

As a result of the plan to combine certain of the Company's operations, specific locations and facilities were identified to be vacated. Lease vacation costs were then computed for those locations based on actual lease termination costs as provided for in existing lease agreements and/or the estimated cost of idle space from the time of vacating the space to the end of the lease term.

Similarly, asset write-offs were identified for each of the locations to be vacated and were computed based on the estimated book value of the identified assets at the anticipated date of write-off.

During the third quarter of 1994, the Company recorded a charge of $6.0 million in connection with its mergers with PrescDrug and RxNet. Of this amount, approximately $2.8 million was incurred for transaction costs and $3.2 million was related to costs associated with the combining of operations and the related combination activities.

During the fourth quarter of 1993, the Company recorded a charge of $38.4 million in connection with its merger with Preferred. Of this amount, approximately $9.3 million was incurred for transaction costs and $29.1 million was related to costs associated with the combining of operations and the related combination activities.

At December 31, 1996, all consolidation and combination activities except for those associated with Diagnostek were substantially complete. The Diagnostek activities are expected to be completed during early 1997.

The following table is a reconciliation of the merger-related expense for the years ended December 31, 1996 and 1995.

                                                   Asset Writeoffs
                                                    and Costs of      Reduction of
                                Transaction          Combining       Headcount and
(In thousands)                     Costs             Operations        Capacity        Total
=============================================================================================
Balance at December 31, 1994        $   306              $  1,193         $  6,804   $  8,303
Expenses recorded                     8,799                35,348           24,660     68,807
Payments and writeoffs               (8,760)               (5,073)         (13,510)   (27,343)
---------------------------------------------------------------------------------------------
Balance at December 31, 1995            345                31,468           17,954     49,767
Expenses recorded                        --                    --               --         --
Payments and writeoffs                 (135)              (31,468)          (9,777)   (41,380)
Balance at December 31, 1996        $   210              $     --         $  8,177   $  8,387
---------------------------------------------------------------------------------------------

6 RESTRUCTURING EXPENSE

In connection with its acquisition of MedView, the Company accrued $12.3 million in the fourth quarter of 1996. $8.8 million and $3.5 million of this accrual was capitalized as goodwill and charged to restructuring expense, respectively. MedView is being integrated into CCN.

During the fourth quarter of 1995, the Company's senior management approved plans to re-engineer certain operations in the Company's prescription drug, mental health and workers' compensation businesses. In connection with this comprehensive plan, the Company recognized a fourth quarter charge in 1995 of $31.1 million, including $8.2 million in severance and related benefits and $22.9 million in expected lease vacation and other associated costs. Principal locations identified for re-engineering include Wilton, CT, Tampa, FL, Irvine and Marina Del Ray, CA, Seattle, WA, Hawthorne, NY, and Farmington Hills, MI. These re-engineering efforts eliminated approximately 800 operations and administrative positions Company-wide and resulted in vacation of approximately 222,400 square feet of leased space. At December 31, 1996, the plan had been substantially implemented.

The following table is a reconciliation of the restructuring reserve for the years ended December 31, 1996 and 1995.

                                                   Lease Vacation
                                  Severance and       and Other
(In thousands)                   Related Benefits    Associated     Total
                                                       Costs
==========================================================================
Balance at December 31, 1994           $    --         $     --   $     --
Expenses recorded                        8,233           22,865     31,098
Payments and writeoffs                    (501)              --       (501)
--------------------------------------------------------------------------
Balance at December 31, 1995             7,732           22,865     30,597
Expenses recorded and amounts
  capitalized                            6,718            5,542     12,260
Payments and writeoffs                  (8,336)         (18,478)   (26,814)
--------------------------------------------------------------------------
Balance at December 31, 1996           $ 6,114         $  9,929   $ 16,043
--------------------------------------------------------------------------

7 BORROWINGS UNDER LINE OF CREDIT

On August 21, 1996, the Company entered into a five-year, $140 million revolving credit agreement with a bank group. The agreement requires an annual facility fee of .10% to .20%, as defined in the agreement. Borrowings under the agreement bear interest based on the prime rate, the federal funds rate, or LIBOR, as defined in the agreement. The Company has the option to select either interest pricing method. Repayments under this line are due August 21, 2001. The agreement requires compliance with certain financial covenants, including net worth, fixed charge coverage and total indebtedness, all of which the Company has complied with as of December 31, 1996. The agreement also includes restrictive provisions in connection with a change in control of the Company.
At December 31, 1996, the Company's outstanding principal balance under the agreement was $87.5 million.

8 LEASE OBLIGATIONS

CAPITAL LEASES

Future minimum lease payments under noncancelable capital leases having terms in excess of one year are as follows:

YEARS ENDED DECEMBER 31:
-------------------------------------------------------------------------
1997                                                     $  1,502,000
1998                                                          553,000
1999                                                          205,000
2000                                                          156,000
2001                                                          106,000
-------------------------------------------------------------------------
Total future minimum lease payments                         2,522,000
Less amount representing interest                             171,000
-------------------------------------------------------------------------
Present value of minimum lease payments                     2,351,000
Less current portion                                        1,395,000
-------------------------------------------------------------------------
Capital lease obligations, less current portion          $    956,000
-------------------------------------------------------------------------

Included in fixed assets are the following assets under capital leases:

                                                 1996           1995
-------------------------------------------------------------------------
Furniture and fixtures                          $2,004,000     $2,089,000
Equipment                                        5,694,000      5,720,000
-------------------------------------------------------------------------
                                                 7,698,000      7,809,000
Less accumulated amortization                    3,578,000      4,317,000
-------------------------------------------------------------------------
                                                $4,120,000     $3,492,000
-------------------------------------------------------------------------

OPERATING LEASES

The Company has cancelable and noncancelable operating lease agreements for equipment and office space which include renewal options. Total rental expense was $22,963,000, $25,671,000 and $19,252,000, in 1996, 1995 and 1994,
respectively. The Company's minimum future lease payments under noncancelable operating leases are as follows:

Years ended December 31:
-------------------------------------------------------------------------
1997                                                     $ 24,038,000
1998                                                       23,716,000
1999                                                       19,935,000
2000                                                       17,841,000
2001                                                       15,972,000
Thereafter                                                 57,705,000
-------------------------------------------------------------------------
                                                         $159,207,000
-------------------------------------------------------------------------

9 CAPITAL STOCK

The Company has one class of common stock outstanding. At December 31, 1996, there were 54,412,726 shares of common stock and no shares of preferred stock outstanding. Under the Company's certificate of incorporation, as amended, the authorized capital stock is 100,000,000 shares of common and 1,000,000 shares of undesignated preferred stock.

In connection with a Shareholder Rights Plan adopted in February, 1994, the Company granted to holders of record of the Company's common stock on March 7, 1994, a preferred stock purchase right for each share of Common Stock held. The rights entitle stockholders, in certain circumstances, to purchase 1/1000th of a share of the Company's Series A Junior Participating Preferred Stock at an exercise price of $120.


10 STOCK OPTION PLANS

In February, 1991, the Company adopted the 1991 Stock Plan (the "1991 Plan"). As of December 31, 1996, the 1991 Plan, as amended, provides that options to purchase up to 6,058,236 shares of Company common stock may be granted to officers and key employees. Under the 1991 Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights and performance units. Options are exercisable in installments as determined by the Board of Directors of the Company. Incentive stock options must have a term not exceeding 10 years and an exercise price not less than the fair market value of the Company common stock on the date of grant.

The maximum number of shares authorized under the 1991 plan is calculated each year to increase by a number of shares equal to two percent of the Company's Common Stock outstanding at the end of the immediately preceding year.

Preferred's Stock Incentive Plan (the "Preferred Plan") provided that up to 1,751,000 shares of Preferred common stock were available for granting of stock options or awards of restricted stock. On the date of the merger with Preferred, the Company replaced all options outstanding under the Preferred Plan with options to purchase shares of the Company's Common Stock based on the exchange ratio of .88 to 1.

Diagnostek had stock option plans under which both incentive and non-qualified options had been granted to employees and non-employees. The terminated 1983 plan allowed for the purchase of up to 2,000,000 shares of Diagnostek common stock of which substantially all options had been granted. During 1994, an additional 1,000,000 shares of common stock were authorized for issuance under the Diagnostek 1991 plan. The Diagnostek 1991 plan, as amended in 1994, permitted granting of options for the purchase of up to 1,950,000 shares. On the date of the merger with Diagnostek, the Company replaced all options outstanding under the Diagnostek plans with options to purchase shares of the Company's common stock based on the exchange ratio of 0.4975 to 1.

Common stock option transactions under the 1987 Plan, the 1991 Plan, the Preferred Plan, and the Diagnostek plans, follow:

                                                     Options Outstanding
                                               -------------------------------
                                  Common
                                  Shares
                               Available For         Common     Average Option
                                   Grant             Shares         Price
-----------------------------------------------------------------------------
Balance, December 31, 1993           891,606       4,987,995     $ 0.01-39.00
Change in shares reserved          1,355,260              --               --
     Options:
          Granted                 (1,168,200)      1,168,200       7.09-48.00
          Exercised                       --      (1,122,670)      0.01-39.00
          Forfeited                  188,235        (188,235)      3.48-42.25
------------------------------------------------------------
Balance, December 31, 1994         1,266,901       4,845,290       0.01-48.00
Change in shares reserved            796,012              --               --
     Options:
          Granted                 (2,179,861)      2,179,861       7.59-37.13
          Exercised                       --        (724,975)      0.09-38.75
          Forfeited                  491,563        (491,563)      7.59-48.00
------------------------------------------------------------
Balance, December 31, 1995           374,615       5,808,613       2.90-48.00
Change in shares reserved          1,073,775              --               --
     Options:
          Granted                 (5,881,888)      5,881,888      14.63-32.66
          Exercised                       --        (768,876)      2.90-26.75
          Forfeited                6,039,231      (6,039,231)      5.94-48.00
------------------------------------------------------------
Balance, December 31, 1996         1,605,733       4,882,394     $ 5.81-37.13
------------------------------------------------------------

Options exercisable to purchase shares of common stock under the above plans at December 31, 1996, 1995 and 1994 were 981,933, 3,205,496, and 2,561,637 respectively. The options exercisable at December 31, 1996 have exercise prices ranging from $5.81 to $37.13.

During 1996, the Company permitted certain option holders to surrender their options in exchange for new options with an exercise price of $18.375. Under this program, the new options vest over the same period of time, beginning on the new grant date, as did the original options surrendered. The new options terminate on the same date as the original options.

On June 29, 1990, the Company issued certain other non-qualified options to purchase 480,000 shares of its common stock at $.0073 per share. These options were issued outside the 1987 Plan under separate agreements. During 1995, and 1994, approximately 8,303, and 9,926, of these options were exercised, respectively. At December 31, 1996 and 1995, there were no options outstanding.

In February, 1991, the Company adopted the 1991 Non-Employee Director Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides that options to purchase up to 112,500 shares of the Company's Common Stock may be granted to certain non-employee directors of the Company. The exercise price per share of options granted under the Directors' Plan will be equal to the fair market value of the Company's Common Stock at the date of grant. Initially, options granted under the Directors' Plan expired five years from the date of grant. One-half of the shares covered by the options become exercisable upon the date of grant and the remaining one-half of such shares become exercisable on the first anniversary of the date of grant. On May 4, 1994, the Company amended and restated the Directors' Plan to provide for: (i) the increase in the number of shares of Common Stock subject to the Directors' Plan from 112,500 to 250,000;
(ii) the automatic annual grant of vested options to acquire up to 2,500 shares of the Company's Common Stock to continuing eligible directors beginning upon the second anniversary of initial election to the Board; (iii) the automatic grant of vested options to acquire an additional 500 shares to such continuing directors who serve as Chairmen of the Company's Audit Committee or Compensation Committee; and (iv) the extension of the period of time such options are exercisable from five years to 10 years. At December 31, 1996, options to purchase 128,500 shares of common stock at prices ranging from $8.00 to $37.50 per share had been granted and 105,740 options were outstanding. Approximately 104,240 of these options were exercisable at December 31, 1996.

In November, 1991, Preferred's Board of Directors approved the 1991 Directors' Stock Option Plan (the "1991 Directors' Plan"). Under the 1991 Directors' Plan, certain non-employee directors of the Company were each granted options to purchase 4,400 shares of the Company's stock. The options under the 1991 Directors' Plan were immediately vested and exercisable at the fair market value of the Company's common stock at the date of grant. No shares were granted in 1996, 1995 or 1994. At December 31, 1996, 13,200 options were both outstanding and exercisable.

In connection with the Company's acquisition of Medintell, the Company assumed all of the outstanding common stock options of Medintell. At December 31, 1996, options to purchase 192,469 shares of common stock at prices ranging from $2.12 to $17.00 per share had been granted and 134,324 options were outstanding. Approximately 26,187 of these options were exercisable at December 31, 1996.

The weighted average exercise price and remaining contractual life of options outstanding at December 31, 1996, under all of the Company's option plans are approximately $19.61 and 7.5 years, respectively. The weighted average exercise price and remaining contractual life of options exercisable at December 31, 1996, under all of the Company's option plans are approximately $20.66 and 6.0 years, respectively.


11 OTHER EMPLOYEE BENEFITS

In February, 1991, the Company established the 1991 Employee Stock Purchase Plan (the "Purchase Plan"), providing for the purchase, by employees of the Company, of up to 750,000 shares of common stock. The Purchase Plan commenced May 1, 1991. All employees of the Company on May 1, 1991, and all persons who become employees thereafter are eligible to participate in the Purchase Plan. Employees who own five percent or more of the Company's stock and directors who are not employees of the Company may not participate in the Purchase Plan. During 1996, 1995 and 1994, participating employees purchased 113,464, 99,384 and 53,945 shares, respectively, of Common Stock under the Purchase Plan at average prices of $18.75, $24.23 and $30.54 per share, respectively.

The Company adopted a 401(k) Retirement Savings Plan (the "Savings Plan") for all employees, which became effective on May 1, 1991. The Company made matching contributions to the Savings Plan, subject to certain limitations, equal to 100% of each participant's pre-tax contribution of an amount up to 2% of such participant's total compensation and 50% of the next 2% of such participant's compensation in 1996, 1995 and 1994. All employees of the Company on May 1, 1991, and all persons who become employees thereafter and complete at least one year of employment with the Company, are eligible to participate in the Savings Plan. The Company's matching contribution expense was $2,800,000 $2,800,000 and $929,000 in 1996, 1995 and 1994, respectively.

Effective January 1, 1995, the Preferred Health Care Savings and Investment Plan, a qualified defined contribution plan with Section 401(k) features ("the Preferred Savings Plan") and the Community Care Network, Inc. 401(k) Savings Plan ("the CCN Plan") were merged into the Value Health 401(k) Retirement Savings Plan. Aggregate Company contributions to the Preferred Savings Plan and the CCN Plan were $640,000 in 1994.

12 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                             1996         1995          1994
-----------------------------------------------------------------------------------------------
Cash paid during the year for:
     Interest                                             $   816,000  $ 1,695,000  $ 2,566,000
     Income Taxes                                         $33,156,000  $61,245,000  $19,112,000
-----------------------------------------------------------------------------------------------
Noncash transactions:
     Capital leases entered into for equipment            $        --  $        --  $   731,000
     Notes receivable from sale of subsidiary             $        --  $ 2,900,000  $        --
     Assets contributed in exchange for equity
       interest in joint venture                          $18,577,000  $        --  $        --
     Common stock issued in acquisitions                  $23,065,000  $10,138,000  $(4,113,000)
     Common stock issued in litigation settlement         $        --  $        --  $ 3,000,000
     Fixed asset writeoffs from merger and restructuring  $21,609,000  $        --  $        --
-----------------------------------------------------------------------------------------------

13 INCOME TAXES

The provision for income taxes for the years ended December 31, 1996, 1995 and 1994 consisted of the following:

                                                     1996          1995          1994
-----------------------------------------------------------------------------------------
Current payable:
     Federal                                     $16,786,000   $ 52,417,000   $31,398,000
     State                                         6,229,000      8,734,000     5,723,000
Deferred taxes:
     Provision (benefit)                          28,776,000    (55,357,000)    1,856,000
     Valuation allowance                            (849,000)       262,000       669,000
Goodwill reduction for acquired net operating
     loss carryforward utilization                   801,000        202,000       416,000
-----------------------------------------------------------------------------------------
                                                 $51,743,000   $  6,258,000   $40,062,000
-----------------------------------------------------------------------------------------

Taxes payable for 1996, 1995 and 1994 were reduced by $2,888,000, $4,421,000 and $11,305,000 respectively for the tax benefit of disqualified dispositions of common stock and the exercise of non-qualified common stock options.

The tax benefits of carryforwards and temporary differences related to the deferred tax asset at December 31, 1996 and 1995 are as follows:

                                                                 1996          1995
----------------------------------------------------------------------------------------
Carryforwards:
     Net operating loss carryforwards related to purchase
       business combinations                                 $ 9,975,000   $ 8,598,000
-----------------------------------------------------------------------------------------
Temporary differences:
     Merger-related expense                                    3,355,000    19,409,000
     Loss contracts                                            2,151,000    11,850,000
     Restructuring                                             3,017,000    11,933,000
     Estimated claims liabilities                             22,557,000    12,527,000
     Depreciation and amortization                            (8,353,000)   (3,141,000)
     Other                                                    17,405,000    17,707,000
-----------------------------------------------------------------------------------------
                                                              40,132,000    70,285,000
-----------------------------------------------------------------------------------------
Gross deferred tax benefit                                    50,107,000    78,883,000
Valuation allowance                                           (4,917,000)   (5,238,000)
-----------------------------------------------------------------------------------------
Net deferred tax benefit                                      45,190,000    73,645,000
Less current portion                                          43,568,000    71,797,000
-----------------------------------------------------------------------------------------
Long-term portion                                            $ 1,622,000   $ 1,848,000
-----------------------------------------------------------------------------------------

The deferred tax asset decreased to $50.1 million at December 31, 1996 from $78.9 million at December 31, 1995. Management believes that sufficient taxes were paid in the carryback period and that sufficient taxable income will be generated in the future to realize the deferred tax benefits.

The valuation allowance was decreased in 1996 by $321,000 in connection with the use of net operating losses from business combinations. The valuation allowance of $4,917,000 and $5,238,000 at December 31, 1996 and 1995, respectively, has been maintained primarily due to the uncertainty regarding the timing of net operating loss utilization related to certain business combinations. At December 31, 1996 and 1995 the valuation allowance included approximately $3,921,000 and $3,400,000, respectively, for net operating loss carryforwards related to purchase business combinations. Should deferred tax assets subsequently be recognized for such carryforwards, the reduction of the valuation allowance will be offset by a corresponding reduction of goodwill.

The Company's effective tax rate on earnings from continuing operations before income taxes differs from the Federal statutory regular tax rate as follows:

                                              1996         1995        1994
---------------------------------------------------------------------------
Federal tax expense at statutory rate         35.0%       (35.0%)      35.0%
State income tax expense, net                  5.2          1.7         3.7
Tax exempt income                             (0.5)        (3.4)       (1.0)
Non deductible merger-related expense          2.4         46.1         2.6
Disposition of assets                          3.2         21.0          --
Other                                         (0.7)        (1.6)       (0.1)
---------------------------------------------------------------------------
                                              44.6%        28.8%       40.2%
---------------------------------------------------------------------------

The Company had the following income tax carryforwards available at December 31, 1996:

                                                                                                             TAX REPORTING
                                                                                                  ----------------------------------
                                                                                                                         YEARS OF
                                                                                                      AMOUNT            EXPIRATION
------------------------------------------------------------------------------------------------------------------------------------
U.S. federal regular net operating loss carryforwards
     acquired in purchase business combinations available
     for offset against future taxable  income                                                      $28,500,000            2002-2007

U.S. federal AMT net operating loss carryforwards
     acquired in purchase business combinations                                                     $25,509,000            2002-2007
------------------------------------------------------------------------------------------------------------------------------------

14 RELATED PARTIES AND CERTAIN TRANSACTIONS

Pursuant to a 1988 agreement, the Company acquired for $230,000 a 27% equity interest in a house purchased by the President of one of its subsidiaries. The Company is entitled to a proportional share of the proceeds when the house is sold. The interest is carried at cost which approximates fair value, and is included in other assets.

In connection with the merger with Preferred on December 14, 1993, the Company terminated the employment of the former chief executive officer of Preferred. Accordingly, under an existing employment agreement, the Company is obligated to pay the former executive officer severance in the amount of $304,500, to be increased through 1997, by approximately 5% per year. These obligations were included as part of the Company's 1995 merger charges.

On March 28, 1995, the Company sold its National Foot Care Program, Inc. ("NFCP") subsidiary to a former executive officer. As consideration, the Company received a promissory note of $2,582,000 at 5.5%. This note is collateralized by the stock of NFCP. In addition, the Company received a separate promissory note of $325,000 at 5.5%. This note is not collateralized. These notes are due November 30, 2007.

Separately, the Company has three other notes receivable from this former executive officer. One note, for $238,000, bears interest at 9%. Two other notes aggregating $419,108 bear interest at 5.5%. These three notes are partially collateralized by the pledge of the former executive officer's common stock of the Company. The above notes are due February 28, 2007.

In connection with the Diagnostek merger, the Company entered into a Consulting Agreement and an Agreement Not to Compete with the former chief executive officer of Diagnostek. Under the consulting agreement, the Company will pay the former chief executive officer an annual consulting fee of $120,000 and make continued payments of certain split dollar life insurance policy premiums at an amount previously funded by Diagnostek, but not to exceed $327,000 per year. The term of the Consulting Agreement is five years and commenced July 28, 1995. Under the Agreement Not to Compete, the Company paid the former chief executive officer $3.5 million on January 2, 1996 in exchange for his agreement not to compete with the Company in any of its businesses and not to solicit or otherwise intentionally interfere with the Company's employees or customers for a 10 year period beginning July 28, 1995.

In connection with the construction of a new residence, the former chief executive officer of Diagnostek borrowed $2,231,750 from Diagnostek. The loan bears interest at 7.5% per annum and is payable over 30 years ending December 1, 2021. The loan is evidenced by a promissory note and mortgage. The amount receivable at December 31, 1996, including accrued interest was $2,180,000.

In connection with the purchase of a residence, a former executive officer of Diagnostek borrowed $330,000 from Diagnostek during 1990. The indebtedness, which is evidenced by a promissory note, bears interest at the rate of 7.5% per annum and is payable in 1998. The amount receivable at December 31, 1996, including accrued interest was $338,000.

In March, 1995, a former executive officer of Diagnostek borrowed $327,000 from Diagnostek. The indebtedness, which is evidenced by a promissory note, bears interest at the rate of 7.5% per annum and is payable in 1998. The amount receivable at December 31, 1996, including accrued interest was $335,000.

Diagnostek utilized the legal services of a firm whose partners included a director of Diagnostek. Legal fees to this firm totaled approximately $1,451,000 and $626,000 during the years ended December 31, 1995 and 1994, respectively.

The Company also maintains employment agreements with certain of its executive officers providing for severance payments of up to three years' current base salary in the event any of the agreements are terminated, under certain specified conditions.


15 FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. Financial instruments include cash and short-term investments, notes receivable, long-term investments, other investments and accounts receivable, accounts payable and accrued expenses. The methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:

CASH AND SHORT-TERM INVESTMENTS

The carrying amount for cash and short-term investments is a reasonable estimate of those assets' fair value.

NOTES RECEIVABLE

Notes receivable consist of loans to officers and other entities (see notes 3 and 14). There are no established trading markets for these loans which management intends to hold to maturity. Generally, fair value is determined by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. However, due to the nature of certain notes receivable, it is impracticable to determine fair value.

LONG-TERM INVESTMENTS

Fair value for these securities is based on quoted market prices. At December 31, 1996 and 1995, long-term investments are carried at fair value.

OTHER INVESTMENTS

Due to the nature of certain other investments, it is impracticable to determine fair value. With respect to real estate, fair value is determined based upon local market data.

ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The carrying value of accounts receivable, accounts payable and accrued expenses approximates their fair values due to their short maturities.

16 COMMITMENTS AND CONTINGENCIES

In September 1995, two purported shareholder class action lawsuits, Freedman v.
                                                                  - -----------
Value Health, Inc., at al. and Balkheimer, et al. v. Value Inc., et al., were
-------------------            ---------------------------------
filed in the United States District Court for the District of Connecticut against Value Health, certain of its current and former directors and senior officers and Nunzio DeSantis. The two lawsuits, which assert claims under the Securities Act and the Exchange Act, allege principally that Value Health and the individual defendants made false or misleading statements to the public in connection with Value Health's acquisition of Diagnostek in 1995. The complaints, which were consolidated on February 16, 1996, do not specify the amount of damages sought. On March 6, 1997, the court entered an order granting in part and denying in part the defendants' motion to dismiss.


On July 11, 1994, a purported shareholder class action lawsuit, Bash, et al. v.
                                                                ---------------
Diagnostek, et al.  ("Bash"), was filed in the federal court in New Mexico
------------------
against Diagnostek and certain of its former directors and senior officers alleging that the defendants made false or misleading statements to the public in connection with Diagnostek's financial results for the fiscal year ended March 31, 1994, the termination in August 1994 of Diagnostek's contracts with subsidiaries of CIGNA Corp. and the announcement in August 1994 of the award to Diagnostek of a contract with CHAMPUS. On September 10, 1996, the parties to Bash I reached a settlement, subject to court approval and other conditions. In a second action, Bash, et al v. Value Health, Inc., et al. ("Bash II"), the
                 -----------------------------------------
Bash I plaintiffs filed suit in federal court in New Mexico on December 15, 1995 against the same defendants, as well as Value Health and certain of its current or former directors and officers, asserting the same factual allegations made in Bash I, and, in addition, alleging that Value Health and certain individual defendants made false and misleading statements to the public in connection with Value Health's acquisition of Diagnostek in 1995. The complaint asserts claims under the Securities Act and the Exchange Act, as well as common law claims.
The complaint does not specify the amount of damages sought. As part of the settlement reached in Bash I, Value Health expects that the overlapping claims in Bash II will be dropped.

Value Health intends to defend the allegations in each of the lawsuits described above vigorously and does not believe the ultimate resolution will have a material effect on its financial position, results of operations or cash flows.

The Company is involved in other litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or results of operations or cash flows of the Company, notwithstanding possible insurance recoveries.


17 INVESTMENTS

Investments in debt and equity securities as of December 31, 1996 and 1995 are summarized as follows:

Available-for-Sale             AMORTIZED      UNREALIZED    UNREALIZED      AGGREGATE
December 31, 1996                 COST           GAIN          LOSS         FAIR VALUE
-------------------------------------------------------------------------------------
Obligations of U.S.
   Government and Agencies    $5,468,000        $13,000      $ (5,000)     $5,476,000
Equity Securities                644,000             --       (10,000)        634,000
                              $6,112,000        $13,000      $(15,000)     $6,110,000
-------------------------------------------------------------------------------------

Debt                  Less than      One To       Five To         After
Maturities:           One Year     Five Years    Ten Years      Ten Years      Total
-------------------------------------------------------------------------------------
Amortized Cost         $88,000     $5,380,000      $    --      $     --   $5,468,000
Aggregate
   Fair Value          $88,000     $5,388,000      $    --      $     --   $5,476,000
-------------------------------------------------------------------------------------

Proceeds from the sale of available-for-sale securities were $50,677,000 and $139,978,000 for the years ended December 31, 1996 and 1995, respectively. Realized gains (losses) from these sales were $0 and $(559,000) in 1996 and 1995, respectively.

Available-for-Sale                AMORTIZED       UNREALIZED       UNREALIZED       AGGREGATE
December 31, 1995                   COST             GAIN             LOSS         FAIR VALUE
----------------------------------------------------------------------------------------------
Obligations of States and
   Municipalities                $31,751,000      $    14,000     $        --      $31,765,000
Obligations of U.S.
   Government and Agencies         5,364,000            4,000              --        5,368,000
Equity Securities                  1,654,000               --        (405,000)       1,249,000
----------------------------------------------------------------------------------------------
                                 $38,769,000      $    18,000     $  (405,000)     $38,382,000
----------------------------------------------------------------------------------------------

          Debt                 Less than         One To
       Maturities:              One Year        Five Years         Total
--------------------------------------------------------------------------
Amortized Cost                $25,499,000      $11,616,000     $37,115,000
Aggregate Fair Value          $25,514,000      $11,619,000     $37,133,000
--------------------------------------------------------------------------

18 COMPENSATION COSTS

Pro forma net earnings (loss) and net earnings (loss) per share for the years ended December 31, 1996 and 1995 are as follows:

                                      1996               1995
-----------------------------------------------------------------
Net Earnings (Loss)                $56,096,000       $(31,223,000)
Net Earnings (Loss) Per Share      $      1.02       $      (0.57)
-----------------------------------------------------------------

The fair value of each option granted is estimated on the date of grant using a modified Black-Scholes option-pricing model with the following weighted average assumptions:

                                                 1996                       1995
                                                 ----                       ----
Dividend yield                                   None                       None
Expected stock price volatility                   50%                        50%
Risk-free interest rate                          6.33%                      6.71%
Expected option lives                   5.3 years and .5 years     5.3 years and .5 years

Because some options vest over several years and additional awards generally are made each year, the pro forma amounts above may not be representative of the effects on net earnings (loss) for future years.


19 RISKS AND UNCERTAINTIES

Rebates from pharmaceutical manufacturers are recorded by the Company as reductions in costs of services and products. Pharmaceutical manufacturer rebate arrangements contribute significantly to the Company's profitability. The Company intends to continue seeking such arrangements in the future, but there can be no assurance future arrangements will be secured on similar terms.

Accounts receivable net of allowance for doubtful accounts at December 31, 1996 and 1995 were $363.3 million and $304.3 million, respectively. Nearly 40% of this increase relates to receivables in connection with rebate programs, as discussed above. The billing and collection cycle for such programs is longer than that of monthly service fees and other revenue sources. Rebate programs have been in effect since 1993. Management monitors and evaluates collectibility of receivables on an ongoing basis.

The Company purchased approximately 70% of its pharmaceutical products through one wholesaler for the year ended December 31, 1995. During the fourth quarter of 1996, the Company entered into a primary wholesale relationship with a new supplier. The Company anticipates that it will purchase a similar percentage of its pharmaceuticals from this supplier. The Company believes that other alternative sources are readily available in the event needed.

20 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands,
 except per                          Costs of       Earnings (loss)      Net       Earnings
share  data)                         services        before income     Earnings     (loss)
  Quarter            Revenues       and products          taxes         (loss)     per share
--------------------------------------------------------------------------------------------
1996
First                $  490,760         $  402,348         $ 32,362   $ 19,094      $ 0.35
Second                  498,211            411,992           32,651     19,273        0.35
Third                   475,613            391,706           32,490     19,136        0.35
Fourth                  499,191            406,532           18,569      6,826        0.12
--------------------------------------------------------------------------------------------
Year                 $1,963,775         $1,612,578         $116,072   $ 64,329      $ 1.17
--------------------------------------------------------------------------------------------
1995
First                $  444,217         $  356,611         $ 23,450   $ 13,893      $ 0.25
Second                  456,071            367,963           38,198     22,871        0.42
Third                   462,148            383,542          (82,926)   (54,688)      (1.00)
Fourth                  506,103            418,918             (431)   (10,043)      (0.18)
--------------------------------------------------------------------------------------------
Year                 $1,868,539         $1,527,034         $(21,709)  $(27,967)     $(0.51)
--------------------------------------------------------------------------------------------

21 SUBSEQUENT EVENTS

On January 31, 1997, the Company completed the sale of substantially all of the assets of its VHM subsidiary. The Company has accrued, at December 31, 1996, a pre-tax loss of $8.0 million on the sale which is included in asset writedowns and spin-off costs on the Consolidated Statement of Operations.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Value Health, Inc.:

We have audited the consolidated financial statements and the financial statement schedule of Value Health, Inc. and its subsidiaries, listed in Item 14(a)(1) and 14(a)(2) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Diagnostek, Inc. for the year ended December 31, 1994, which statements reflect revenues of approximately 39% of the related consolidated total. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Diagnostek, Inc., which is a wholly-owned subsidiary of Value Health, Inc., is based solely on the report of such other auditor.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Value Health, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, based on our audits and the reports of other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand LLP
Hartford, Connecticut
February 19, 1997

INDEPENDENT AUDITORS' REPORT



To Stockholders' and The Board of Directors
Diagnostek, Inc.:

We have audited the consolidated statement of earnings, cash flows and changes in stockholders' equity of Diagnostek, Inc. and subsidiaries for the year ended December 31, 1994, included herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Diagnostek, Inc. and subsidiaries as of December 31, 1994, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP

Albuquerque, New Mexico
February 16, 1996

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

     ROBERT E. PATRICELLI, age 57, the founder of the Company, has been the Chief Executive Officer and a director of the Company since its organization and Chairman of the Board since February 1990. Mr. Patricelli also currently serves as President of the Company. From 1983 to 1986, Mr. Patricelli was President of the Affiliated Businesses Group, an operating division of CIGNA Corporation ("CIGNA"), where he managed several health care businesses, including CIGNA Healthplan, Inc. (a group of health maintenance organizations), a prepaid dental company, and Intracorp (a rehabilitation and medical review services company). Mr. Patricelli is a member of the Institute of Medicine of the National Academy of Sciences and is a member of the Board of Directors (or Trustees) of Northeast Utilities, Inc., The American Association of Health Plans, The Connecticut Business and Industry Association, Hartford Hospital, Wesleyan University, and The Bushnell Memorial Hall.

     STEVEN J. SHULMAN, age 45, has been a director of the Company since April 1991, an Executive Vice President from September 1993 to November 1995 and has served as President, Pharmacy & Disease Management Group since November 1995. From November 1987 to September 1993 he served as Senior Vice President of the Company. From October 1990 through April 1991, he also served as the acting President and Chief Executive Officer of the Company's American PsychManagement, Inc. subsidiary. Prior to joining the Company, Mr. Shulman held a number of positions at CIGNA Healthplan, Inc., including serving as the President of its East Central Division from 1986 to 1987. Mr. Shulman is also a director of Ramsay Health Care, Inc., a psychiatric hospital operator and Novametrix Medical Systems, Inc., a medical instruments company. Mr. Shulman is also a member of the Board of Trustees at the University of Hartford Art School.

     WILLIAM J. MCBRIDE, age 52, has been a director of the Company since August 1987 and served as President and Chief Operating Officer of the Company from September 1993 through December 1995. From August 1987 to September 1993, he served as Executive Vice President. He has also served as the Company's Treasurer from 1988 to September 1993. Prior to joining the Company, Mr. McBride served in a number of positions at CIGNA and its predecessor, INA Corporation, including serving from 1984 to 1987 as the President and Chief Executive Officer of CIGNA Healthplan, Inc.

     DAVID J. MCDONNELL, age 54, has been a director of the Company since December 1993. From October 1988 through December 1993, he was Chief Executive Officer of Preferred Health Care Ltd. ("Preferred") and served as Chairman of the Board of Directors of Preferred from December 1991 through December 1993. From October 1988 until April 1992, he served as President of Preferred.

     WALTER J. MCNERNEY, age 71, has been a director of the Company since April 1991. Since 1982, he has been the Herman Smith Professor of Health Policy at the J.L. Kellogg Graduate School of Management, Northwestern University, and the managing partner of Walter J. McNerney and Associates, a management consulting firm in the health field. From 1978 to 1981, Mr. McNerney was the President and Chief Executive Officer of the Blue Cross and Blue Shield Associations, which functioned as the national coordinating agencies for 135 Blue Cross and Blue Shield Plans. Mr. McNerney is a director, and since 1988 has been the Chairman of the Board, of American Health Properties, Inc., a real estate investment trust. Mr. McNerney served as Chief Executive Officer of American Health Properties, Inc. from 1988 to 1992. He is also a director of Hanger Orthopedic Group, Inc., Medicus Systems Corp., Nellcor Corporation, Osteotech, Inc., The Stanley Works, and Ventritex, Inc.

     RODMAN W. MOORHEAD, III, age 53, has been a director of the Company since May 1987. Mr. Moorhead is Senior Managing Director of E.M. Warburg, Pincus & Co., a direct equity investor with whom he has been since 1973. He is also a director of AgriDyne Technologies, Inc., Cambridge NeuroScience, Inc., and NeXstar, Inc., as well as a number of private firms.

     CONSTANCE B. NEWMAN, age 61, has been a director of the Company since June 1993. She has served as Under Secretary and chief operating officer of the Smithsonian Institution since July 1992. From June 1989 to June 1992, she was Director of the Office of Personnel Management of the United States. Before that she served in a variety of positions in private business and the federal government, including service as Director of VISTA, Vice Chairman of The Consumer Product Safety Commission, and Assistant Secretary of The Department of Housing and Urban Development.

     JOHN L. VOGELSTEIN, age 62, has been a director of the Company since June 1993. He has been Vice Chairman of the Board of Directors of E.M. Warburg, Pincus & Co., Inc., for more than the past five years, and its President since January 1994. He is also a director of ADVO, Inc., Aegis Group, plc, LCI International and Mattel, Inc.

     HICKS B. WALDRON, age 73, has been a director of the Company since May 1994. Mr. Waldron was Chairman and Chief Executive Officer of Avon Products, Inc. from 1983 through 1988. Prior to joining Avon, he was Executive Vice President of R.J. Reynolds Industries, Inc., which he joined when R.J. Reynolds acquired Heublein, Inc. in 1982. He joined Heublein in 1973 as President and became Chief Executive Officer in 1975 and Chairman in 1982. From 1946 to 1973, Mr. Waldron was associated with General Electric Company, acting in various management and executive capacities. He is currently serving as a director of Ryder System, Inc. and is a member of the Board of Directors of the Horatio Alger Association of Distinguished Americans and the National Center for Health Education.

In employment agreements with Messrs. Patricelli and Shulman, the Company has agreed to use its best efforts to cause each of them to be elected as a director of the Company for so long as he serves as an officer of the Company.

     JAMES E. BUNCHER, age 60, has been the President of the Health Plans Group of the Company since September 1995. He also serves as Chairman of the Board, President and Chief Executive Officer of CCN, which he joined in August of 1992. From January 1992 to August 1992, he was a consultant and a Vice President for TakeCare, Inc., an HMO. From 1987 to 1992, Mr. Buncher was a general partner of an investment partnership.

     PAUL M. FINIGAN, age 42, has been Senior Vice President, General Counsel and Secretary of the Company since September 1995. From 1992 to September 1995, Mr. Finigan was Vice President, General Counsel and Secretary of the Company. From 1988 to 1991, Mr. Finigan was Associate General Counsel and Secretary of the Company.

     WILLIAM J. GOSS, age 43, has been the Senior Vice President for Strategy and Development of the Company since September 1995. From 1993 until September 1995, he was President and Chief Executive Officer of Value Health Management, Inc., a wholly-owned subsidiary, acquired in May 1995. From 1991 to 1993, Mr. Goss was Manager of Health Programs for the General Electric Corporation. Mr. Goss serves on the boards of directors of the Health Outcomes Institute and the Medical Quality Commission.

     DAVID M. WURZER, age 38, has been Senior Vice President, Treasurer and Chief Financial Officer of the Company since 1995. From February 1994 to September 1995, he was Vice President, Treasurer and Chief Financial Officer of the Company. From September 1993 to February 1994, he was Vice President, Finance and Investor Relations of the Company. From December 1990 to August 1993, Mr. Wurzer was Director of Operations Planning and Control of the Company.


ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

COMPENSATION PHILOSOPHY
-----------------------

The compensation policies of the Company comprising the Management Incentive Program (the "MIP") are reviewed and approved annually by the Compensation Committee of the Board of Directors (the "Committee"). Ms. Newman and Messrs. McNerney, Moorhead, Vogelstein and Waldron are the Committee's members, with Mr. Moorhead serving as chairman. In addition, the Committee: (i) determines the total compensation to be paid to the Chief Executive Officer, (ii) reviews and comments on the total compensation for each of the other members of the Company's senior management, and (iii) approves awards of stock options under the Company's 1991 Stock Plan (the "Plan"). Compensation under the MIP is comprised of base salary, annual cash incentive compensation, and long-term incentive compensation in the form of stock options.

The goals of the MIP are to (i) focus the attention of executives on the achievement of the Company's annual and long-term profit targets; (ii) assist the Company in attracting and retaining qualified executive officers and senior management; and (iii) increase ownership of Company stock by management in order to align their long-term interests with those of other shareholders. Each executive's compensation is based upon the financial performance of the Company and/or of a particular business unit, and upon his or her individual performance and job content.

The Committee also monitors the compensation offered by certain comparable corporations in the managed care industry. These corporations have been chosen to reflect a range of market values and revenues which fairly encompass the Company's value and size. Actual compensation may be greater or less than industry averages based upon annual and long-term Company performance. For 1996, the Committee believes that total compensation for the Company's executives was competitive within the managed care industry.

The Committee is aware of the $1,000,000 limit on deductibility of executive compensation for the Chief Executive Officer and certain other executive officers created by (S)162(m) of the Internal Revenue Code of 1986, as amended, and will consider this limit in compensation decisions.

EXECUTIVE OFFICER COMPENSATION
------------------------------

BASE SALARY.
-----------

  In setting base salary compensation levels for the Chief Executive Officer, the Committee takes into account such factors as (i) degree of impact in achieving corporate and divisional financial results, (ii) contribution to strategic direction setting and personnel development, (iii) the individual's past performance and compensation, and (iv) base compensation levels in comparable companies. Based on these factors, the Committee determines the base salary of the Chief Executive Officer, and reviews and comments on the Chief Executive Officer's recommendations for the base salaries of other executive officers and senior management. In setting or reviewing the base salary for the Company's executives, the Committee has not, and does not believe it is practicable to, quantify or otherwise attempt to assign relative weights to the specific factors its considers.

ANNUAL INCENTIVE COMPENSATION.
-----------------------------

  The annual incentive compensation element of the MIP consists of performance-based cash bonuses that depend upon the achievement of financial goals by the Company or a particular business unit, and the achievement of specified nonfinancial goals by the executive. Two-thirds of an executive's targeted bonus is based upon meeting financial performance goals established by the Committee at the beginning of each fiscal year. For 1996, those financial goals consisted of the achievement of targeted pre-tax earnings for either the Company as a whole or a particular business unit. The remaining one-third of the targeted bonus depends upon achieving defined nonfinancial goals, such as the development and execution of strategic plans, human resource or information system objectives, and the attainment of satisfactory customer service levels. Targeted bonus amounts range from 10% to 100% of base salary, and an executive may earn up to 200% of his or her targeted bonus for performance that exceeds established performance goals. The Committee believes such targets are competitive with levels generally established within the managed care industry.

For 1996, the Compensation Committee determined that the financial performance of the Company, resulted in bonus awards of 60% of target for this portion of the executive's bonus. The Committee further determined that the executive officers produced an extraordinary overall performance in strategic restructuring in leading the Company through the announcement of a spin-off of ValueRx and then the negotiations with Columbia/HCA and other parties, and that therefore Messrs. Patricelli, Shulman, Buncher, Finigan and Goss achieved performance that resulted in bonus awards of 140% of their non-financial target. The committee awarded the executives 87% of their respective total target bonuses.

LONG-TERM COMPENSATION.
----------------------

  The long-term compensation element of the MIP consists of annual stock option awards pursuant to the Company's 1991 Stock Plan. The objectives of these awards are to align the long-term interests of executives and shareholders by creating a strong, direct link between executive pay and shareholder return, and to encourage executive retention through deferred vesting schedules. The Committee's decision to grant options under the Plan and the size of any such grant is based on the Committee's consideration of the same performance-based factors described above for annual incentive compensation.

On September 27, 1996, the Compensation Committee approved a stock option cancellation and replacement program (the "Replacement Program"), pursuant to which officers and employees holding incentive stock options and non-statutory options under the Company's 1991 Stock Option Plan (the "Plan") were given the opportunity, on or after September 27, 1996, to exchange such options for new options.

The Company's long-term incentive compensation program is implemented through the grant of stock options. Due to recent declines in the market value of the Company's Common Stock, many of management's stock options were exercisable at a price which exceeded the market value of the Common Stock. At the same time, the Board of Directors was considering a proposed tax-free spin-off of its ValueRx subsidiary. Accordingly, the Compensation Committee felt it was important to offer the management to exchange previously granted options (including vested options) for new options through the Replacement Program, in order to retain management during this critical time period, and regain the incentive that options were originally intended to provide. In adopting the Replacement Program, however, the Compensation Committee believed it was appropriate that the new options vest over the same period of time from the new grant date as did the options that the officer surrendered. In all other respects, the terms of the options agreements for the replacement options are the same terms as the existing options.

On February 6, 1997, the Committee granted stock options for 1996 performance to certain employees participating in the MIP. No awards of options were granted to executive officers of the Company pursuant to the terms of the merger agreement with Columbia/HCA. The options granted to employees of the Company have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant, vest in equal annual installments on the first three anniversaries of the grant date, and are exercisable over a ten-year period.
The value realizable from exercisable options is dependent upon the market price of the Company's Common Stock at any particular point in time.

The Compensation Committee is satisfied that the executive officers of the Company are dedicated to achieving significant improvements in the long-term financial performance of the Company and that the compensation policies and programs implemented and administered have contributed and will continue to contribute towards achieving this goal.

CHIEF EXECUTIVE OFFICER'S COMPENSATION
--------------------------------------

On February 6, 1997, the Committee reviewed Mr. Patricelli's total compensation. With respect to 1996 performance, the Committee determined that Mr. Patricelli had substantially met his non-financial goals and only partially achieved his financial goals. The Committee then concluded he should receive 87% of his targeted bonus, as indicated above. The Committee noted that Mr. Patricelli had completed the restructuring activities at ValueRx and Value Behavioral Health and had completed the strategic review of Value Health regarding various structural options for spin-off or merger, thereby maximizing shareholder value.

In light of the merger agreement between the Company and Columbia/HCA, the Committee did not amend Mr. Patricelli's base salary for 1997 and awarded no option shares as long-term compensation, as noted above. Mr. Patricelli was awarded a bonus of $593,775.

Constance B. Newman
Walter J. McNerney
Rodman W. Moorhead, III
John L. Vogelstein
Hicks B. Waldron


The following table sets forth the compensation received by the Chief Executive Officer and the four most highly compensated executive officers of the company for the three fiscal years ended December 31, 1996. The Company has granted no stock appreciation rights during the fiscal years indicated below.

                          SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM COMPENSATION
                                                                         --------------------------------------------
                                         ANNUAL COMPENSATION                       AWARDS                PAYOUTS
                               -----------------------------------------  ------------------------ ------------------
                                                                  OTHER
                                                                  ANNUAL       RESTRICTED     SECURITIES      LTIP       ALL OTHER
          NAME AND                                                COMPEN        STOCK         UNDERLYING      PAY-       COMPEN-
     PRINCIPAL POSITION         YEAR   SALARY ($) BONUS ($) (1)   SATION ($)   AWARDS ($)     OPTION ($)      OUTS ($)   SATION ($)
--------------------------     ------ ----------- -------------  -----------  ------------   ------------    ---------- -----------
Robert E. Patricelli
 Chairman of the                1996     $677,000  $593,775            -         -           424,800 (4)          -      $10,193 (5)
 Board of Directors,            1995      623,077   253,000            -         -            30,000 (3)          -        8,325 (5)
 President and                  1994      475,000   475,000 (2)        -         -           247,500 (2)(3)       -        8,325 (5)
 Chief Executive Officer

Steven J. Shulman               1996      416,620   274,050            -         -           337,750 (4)          -        5,788 (5)
 President Pharmacy & Disease   1995      355,772   218,000            -         -            80,000 (3)          -        5,010 (5)
 Management Group and Director  1994      300,000   195,000 (2)        -         -            99,500 (2)(3)       -        5,010 (5)

James E. Buncher (6)            1996      344,359   228,375            -         -           200,000 (3)(4)       -        8,010 (5)
 President, Health Plans group  1995      259,381   106,261            -         -           100,000 (3)          -        6,212 (5)
                                1994      113,821   102,137            -         -              -                 -        4,987 (5)

Paul M. Finigan                 1996      245,769    87,000            -         -           151,167 (3)(4)       -        4,908 (5)
 Senior Vice President, General 1995      211,892    54,000            -         -            60,000 (3)          -        4,724 (5)
 Counsel and Secretary          1994      148,461    50,000 (2)        -         -            40,000 (2)(3)       -        4,699 (5)

William J. Goss (7)             1996      237,462    83,520            -         -           120,000 (3)(40       -        4,879 (5)
 Senior Vice President.         1995       69,231    25,000            -         -            90,000 (3)          -        2,166 (5)
 Strategy and Development       1994         -         -               -         -              -                 -         -

(1) Amounts awarded under the Management Incentive Program for the respective fiscal year's performance.

(2) For 1994 performance, Messrs Patricelli, Shulman and Finigan received such amounts in the form of stock option grants of 47,500, 19,500 and 5,000 shares, respectively.

(3) Options granted under the Company's Management Incentive Program for the respective fiscal year's performance.

(4)  Options granted under the Company's 1996 option cancel and replace program.

(5) The Company made matching contributions under the Company's 401 (k) Plan for Messrs., Patricelli, Shulman, Buncher, Finigan and Goss, respectively, in the amounts of $4,500, $4,500, $4,500, $4,500 and $4,500, respectively, for fiscal 1996, $4,500, $4,500, $4,500, $4,500 and $2,077, respectively, for fiscal 1995 and $4,500, $4,500, $4,240, $4,500 and $0, respectively, for fiscal 1994. The Company also made contributions under its group term life insurance policy, in the amounts of $5,693, $1,288, $3,510, $408 and $379, respectively, for fiscal year 1996 and $3,825, $510, $1,712, $224 and
     $89, for fiscal 1995 and $3,825, $510, $747, $199 and $0, respectively, for fiscal 1994.

(6) Mr. Buncher joined the Company in connection with the purchase of Community Care Network in June 1994.

(7) Mr. Goss joined the Company in connection with the purchase of Value Health Management in May 1995.

                            1996 OPTION/SAR GRANTS

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                      POTENTIAL REALIZABLE VALUE
                              NUMBER OF        PERCENTAGE OF                                           AT ASSUMED ANNUAL RATES OF
                             SECURITIES        TOTAL OPTIONS                                            STOCK PRICE APPRECIATION
                             UNDERLYING         GRANTED TO          EXERCISE                                FOR OPTION TERM
                              OPTIONS          EMPLOYEES IN           PRICE         EXPIRATION       ------------------------------
        NAME                GRANTED (#)        FISCAL YEAR         ($/SHARE)          DATE             5% ($)           10%($)
----------------------   -----------------   -----------------    -------------   ----------------   -------------    -------------
Robert E. Patricelli         424,800 (1)             -               $18.375        2/7/02-2/6/06       $3,632,552      $8,718,166

Steven J. Shulman            337,750 (1)             -                18.375        2/7/02-2/6/06        2,845,411       6,807,110

James E. Buncher             100,000 (1)             -                18.375           11/2/05           1,037,295       2,568,885
                             100,000 (2)          7.00%               18.375           9/27/06           1,155,594       2,928,502

Paul M. Finigan              141,167 (1)             -                18.375       2/23/03-6/13/06       1,341,868       3,276,122
                              10,000 (3)          0.70%               26.750           6/13/06             168,229         426,326

William J. Goss              110,000 (1)             -                18.375       5/11/05-6/13/06       1,125,245       2,780,280
                              10,000 (3)          0.70%               26.750           6/13/06             168,229         426,326

_______________________

(1) Options granted to named officers under the Company's 1996 option cancel and replace program. Options granted to named officers are one-third exercisable on September 27, 1997, one-third exercisable on September 27,1998 and the remaining one-third exercisable on September 27, 1999, except for 107,500, 32,250 and 5,000 shares for Messrs. Patricelli, Shulman and Finigan, respectively, which were fully vested when granted. All other terms remain unchanged from the original grant, including the grant expiration date. The potential realizable value is calculated based on each original grant expiration date (see Ten-Year Option/SAR Repricing table). Options granted under the Company's 1996 option cancel and replace program were not included in the calculation of the percentage of total options granted to employees in 1996.

(2) Options granted to named officer for 1996 performance are one-third exercisable on September 27, 1997, one-third exercisable on September 27, 1998 and the remaining one-third exercisable on September 27, 1999.

(3) Options granted to named officers for 1996 performance are one-third exercisable on June 13, 1997, one-third exercisable on June 13, 1998 and the remaining one-third exercisable on June 13, 1999. These grants were subsequently canceled under the 1996 cancel and replace program.

    AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTIONS/SAR VALUES

                              SHARES                        NUMBER OF SECURITIES                   VALUE OF UNEXERCISED
                             ACQUIRED                      UNDERLYING UNEXERCISED                 IN-THE-MONEY OPTIONS AT
                            ON EXERCISE     VALUE         OPTIONS AT FISCAL YEAR END (#)            FISCAL YEAR END ($)(1)
                                                        --------------------------------     ---------------------------------
NAME                            (#)       REALIZED ($)    EXERCISABLE      UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
----------------------   --------------  -------------- --------------    ---------------     -------------     --------------
Robert E. Patricelli          -                -             107,500           317,300           $ 120,938         $ 356,963

Steven J. Shulman             -                -              35,250           305,500              39,656           343,688

James E. Buncher              -                -                -              200,000                -              225,000

Paul M. Finigan               -                -               5,000           136,167               5,625           153,188

William J. Goss               -                -                -              155,000                -              174,375

_____________

(1) Based on the closing price on the New York Stock Exchange---Composite Transactions of the Company's Common Stock on that date ($19.50).

REPLACEMENT OPTION TABLE

The following table sets forth certain information concerning all replacement or repricing of options held by any executive officer of the Company during the last ten completed fiscal years. See "Report of the Compensation Committee of the Board of Directors."

                        TEN-YEAR OPTIONS/SAR REPRICINGS
                        -------------------------------


                                                                                                                      LENGTH OF
                                                  NUMBER OF                                                           ORIGINAL
                                                  SECURITIES                                                          OPTION TERM
                                                  UNDERLYING       MARKET PRICE                                       REMAINING
                                                  OPTIONS/         OF STOCK AT       EXERCISE PRICE                   AT DATE OF
                                                  SARS             TIME OF           AT TIME OF        NEW            REPRICING OR
          NAME AND                                REPRICED OR      REPRICING OR      REPRICING OR      EXERCISE       AMENDMENT
     PRINCIPAL POSITION               DATE        AMENDED(#)       AMENDMENTS($)     AMENDMENT($)      PRICE($)       (MONTHS)
----------------------------------  ---------     ------------     --------------    ---------------   ------------   --------------
Robert E. Patricelli                 9/27/96          30,000         $18.375             $23.000          $18.375         113
 Chairman of the Board               9/27/96         150,000          18.375              35.250           18.375         102
 of Directors, President and         9/27/96          50,000          18.375              37.125           18.375         101
 Chief Executive Officer             9/27/96          47,500          18.375              32.250           18.375         100
                                     9/27/96          50,000          18.375              38.750           18.375          89
                                     9/27/96          37,300          18.375              26.750           18.375          77
                                     9/27/96          60,000          18.375              21.833           18.375          65

Stephen J. Shulman                   9/27/96          20,000          18.375              23.000           18.375         113
 President, Pharmacy & Disease       9/27/96          60,000          18.375              23.250           18.375         110
 Management Group and Director       9/27/96          20,000          18.375              37.125           18.375         101
                                     9/27/96          19,500          18.375              35.250           18.375         100
                                     9/27/96          60,000          18.375              45.000           18.375          95
                                     9/27/96          20,000          18.375              38.750           18.375          89
                                     9/27/96          90,000          18.375              29.625           18.375          84
                                     9/27/96          16,000          18.375              26.750           18.375          77
                                     9/27/96          32,250          18.375              21.833           18.375          65

James E. Buncher                     9/27/96         100,000          18.375              23.250           18.375         110
 President, Health Plans Group

Paul M. Finigan                      9/27/96          10,000          18.375              26.750           18.375         117
 Senior Vice President, General      9/27/96          30,000          18.375              23.000           18.375         113
 Counsel and Secretary               9/27/96          30,000          18.375              23.250           18.375         110
                                     9/27/96          10,000          18.375              37.125           18.375         101
                                     9/27/96           5,000          18.375              35.250           18.375         100
                                     9/27/96          25,000          18.375              45.000           18.375          95
                                     9/27/96           5,000          18.375              38.750           18.375          89
                                     9/27/96          25,000          18.375              36.750           18.375          86
                                     9/27/96           1,167          18.375              26.750           18.375          77

William J. Goss                      9/27/96          10,000          18.375              26.750           18.375         117
 Senior Vice President,              9/27/96          10,000          18.375              23.000           18.375         113
 Strategy and Development            9/27/96          50,000          18.375              23.250           18.375         110
                                     9/27/96          40,000          18.375              33.875           18.375         104

David M. Wurzer                      9/27/96          32,500          18.375              23.000           18.375         113
 Senior Vice President and           9/27/96          30,000          18.375              23.250           18.375         110
 Chief Financial Officer             9/27/96          10,000          18.375              37.125           18.375         101
                                     9/27/96           4,500          18.375              35.250           18.375         100
                                     9/27/96          25,000          18.375              45.000           18.375          95
                                     9/27/96          25,000          18.375              38.750           18.375          89

STOCK PERFORMANCE TABLE

The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on the Common Stock of the Company from December 31, 1991 to February 28, 1997, with the cumulative total return of the S&P 500 and the S&P Healthcare composite index over the same period.

                     COMPARISON OF CUMULATIVE TOTAL RETURN

                              12/31/91   12/31/92   12/31/93   12/31/94   12/31/95   12/31/96    2/28/97
Value Health, Inc.                 100        211        168        198        146      104         127
S & P 500                          100        108        118        120        165      203         217
S & P Health Care Composite        100         84         77         87        137      165         186

                      Assumes Initial Investment of $100

EMPLOYMENT AGREEMENTS

The Company has employment agreements with Messrs. Patricelli, Shulman, Buncher, Finigan and Goss. Pursuant to those agreements, Mr. Patricelli serves as the Company's Chairman, President and Chief Executive Officer; Mr. Shulman serves as the Company's President, Pharmacy & Disease Management Group; Mr. Buncher serves as the Company's President, Health Plans Group; Mr. Finigan as the Company's Senior Vice President and General Counsel and Mr. Goss as the Company's Senior Vice President and Strategy and Development. Each of the agreements is subject to one-year renewals after the expiration of an initial term. The current terms expire for Messrs. Patricelli, Shulman, Buncher, Finigan and Goss expire on February 28, 1998.

These employment agreements that generally provide that if, within 24 months following the closing of a "Strategic Transaction,"(as defined in each of the employment agreements), (a) the executive officer is terminated without cause or
(b) the executive officer terminates his employment due to either a material reduction in responsibility, authority or compensation, or a requirement that the executive relocate, then the executive officer is entitled to receive, depending on the executive involved, a lump-sum payment equal to either three times or two and one-half times the sum of the executive officer's base compensation and annual performance bonus at the target level for the year in which such termination occurs. If his employment is terminated within 24 months following a Strategic Transaction, each of Messrs. Patricelli, Shulman, Buncher, Finigan, and Goss would be entitled to receive severance payments of equal to three times base compensation plus target bonus in the case of Messrs. Patricelli, Shulman and Buncher and two and a half times base compensation plus target bonus in the case of Messrs. Finigan, and Goss. In the event of a termination or constructive termination of employment as described above, the executive officer is entitled to continue to receive the same health benefits for up to one year following termination of employment. In addition to the foregoing, Messrs. Finigan, and Goss are entitled, pursuant to the terms of their employment agreements, to receive transaction bonuses of $1,500,000 and $1,000,000, respectively, upon consummation of a Strategic Transaction. These transaction bonuses initially were approved on September 27, 1996 in connection with the announced spin-off of ValueRx , and, because the merger with Columbia/HCA also would constitute a "Strategic Transaction," would be payable upon completion of the Merger.

In addition, in the event of a termination or constructive termination of employment as described above, pursuant to the terms of executive officers employment agreements, all unvested options of Value Health held by such executive officer will immediately become vested and exercisable.

Under Sections 280G and 4999 of the Code, certain payments and benefits provided to Value Health employees under the plans and agreements described above may not be fully deductible by Value Health, and such payments and benefits may be subject to a 20% excise tax payable by the recipient. The employment agreements referred to above generally provide that if an excise tax is imposed on a covered employee on any of these amounts, the employee will be provided a gross-up payment to permit the employee to receive a net amount equal to what would have been received had the excise tax not been imposed. Should such sections of the Code apply, certain of the payments and benefits described above may not be fully deductible by Value Health and the gross-up payments would become payable and may also be nondeductible.

CONSULTING AND NON-COMPETITION AGREEMENTS. In connection with merger with Columbia/HCA, Value Health has entered into Consulting and Non-Competition Agreements with Robert E. Patricelli, Chairman, President and Chief Executive Officer of Value Health, and Steven J. Shulman, President, Pharmacy & Disease Management Group of Value Health, effective as of the closing of the merger, pursuant to which each of Messrs. Patricelli and Shulman have agreed to provide certain consulting services to Value Health for a period of one year and have agreed to refrain from competing with the business of Value Health for a period of three years after the effective date of the merger. Under such agreements, Value Health has agreed to pay Messrs. Patricelli and Shulman $4,500,000 and $3,000,000, respectively.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 1, 1997 (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) by each director of the Company, and (iii) by each executive officer named in the Summary Compensation Table above, and (iv) by all executive officers and directors of the Company as a group.

                                           Amount & Nature of       Percentage of Common Stock
Name and Address                        Beneficial  Ownership (1)           Outstanding
-----------------------------------------------------------------------------------------------
Warburg, Pincus Capital
 Company, L.P. (2)
 466 Lexington Avenue
 New York, New York 10017                                 7,772,510                        14.2%

Smith Barney Holdings, Inc. (3)
Travelers Group Inc.
388 Greenwich Street
New York, NY 10013                                        5,583,007                        10.2%

Robert E. Patricelli (4)                                  1,844,408                         3.4%
Steven J. Shulman (5)                                       131,813                           *
James E. Buncher                                              1,406                           *
Paul M.  Finigan (6)                                          5,100                           *
William J. Goss                                               3,797                           *
William J. McBride (7)                                       52,900                           *
David J. McDonnell                                          337,114                           *
Walter J. McNerney                                           27,000                           *
Rodman W. Moorhead, III (2)                               7,772,510                        14.2%
Constance B. Newman                                          25,000                           *
John R. Vogelstein (2)                                    7,772,510                        14.2%
Hicks B. Waldron                                             24,000                           *

All executive officers & directors
as a group (13 persons) (2)(8)                           10,230,945                        18.4%

* Less than 1%

1. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted in the footnotes below.

2. Warburg Pincus Capital Company, L.P. ("Warburg") is a Delaware limited partnership engaged in making venture capital and related investments. E.M. Warburg, Pincus & Co., LLP., a Delaware limited liability company, owns less than 1% of the limited partnership interests in Warburg and, through a wholly owned subsidiary, manages Warburg. Warburg, Pincus & Co., a New York general partnership, owns all the outstanding stock of E. M. Warburg, Pincus & Co., Inc. and is the sole general partner of Warburg. Messrs. Moorhead and Vogelstein are officers of E.M. Warburg, Pincus & Co., Inc., and partners of Warburg, Pincus & Co. Messrs. Moorhead and Vogelstein each disclaim beneficial ownership of any securities of the Company owned by Warburg.

3. Smith Barney Holdings, Inc. ("SB Holdings") and Travelers Group Inc. ("TRV") have jointly filed a Schedule 13G dated January 31, 1997, pursuant to Section 13 of the Securities Exchange Act of 1934, as amended and the foregoing information is derived from such Schedule 13G. SB Holdings and TRV disclaim beneficial ownership of all such shares .

4. Includes 107,500 shares of Common Stock which Mr. Patricelli has the right to acquire within 60 days of March 1, 1997, upon exercise of outstanding options. Also, includes 10,000 shares held by Mr. Patricelli's wife as to which Mr. Patricelli disclaims beneficial ownership.

5. Includes 35,250 shares of Common Stock which Mr. Shulman has the right to acquire within 60 days of March 1, 1997, upon exercise of outstanding options. Also, includes 30,000 shares held by Mr. Shulman's wife and 500 shares held by his children as to which Mr. Shulman disclaims beneficial ownership.

6. Includes 5,000 shares of Common Stock which Mr. Finigan has the right to acquire within 60 days of March 1, 1997, upon exercise of outstanding options.

7. Includes 48,200 shares of Common Stock which Mr. McBride has the right to acquire within 60 days of March 1, 1997, upon exercise of outstanding options.

8. Includes 563,241 shares of Common Stock which executive officers and directors as a group have the right to acquire within 60 days of March 1, 1997, upon exercise of outstanding options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

None.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

          (a)(1)  CONSOLIDATED FINANCIAL STATEMENTS
               Financial Statements of Value Health, Inc. and its subsidiaries are included in Part II, Item 8, pages 19 through 47 of this report and include:
               .    Consolidated Balance Sheets as of December 31, 1996 and 1995
               .    Consolidated Statements of Operations for the years ended
                    December 31, 1996, 1995 and 1994
               .    Consolidated Statements of Changes in Stockholders' Equity
                    for the years ended December 31, 1996, 1995 and 1994
               .    Consolidated Statement of Cash Flows for the years ended
                    December 31, 1996, 1995 and 1994
               .    Notes to Consolidated Financial Statements
               .    Report of Independent Accountants - Coopers & Lybrand LLP
               .    Independent Auditors' Report - KPMG Peat Marwick LLP

          (a)(2)  FINANCIAL STATEMENT SCHEDULE
               The following supplemental schedule and related information for the years ended December 31, 1996, 1995 and 1994, is included on page 70 of this report:

               .    Schedule II: Valuation and Qualifying Accounts

               All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(A) (3)   LIST OF EXHIBITS:
EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
--------  ----------------------
3.1, 4.1 -Restated Certificate of Incorporation of the Registrant, as amended. (filed as Exhibit 3.1, 4.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by this reference)

3.2, 4.2 -Amended and Restated By-laws of the Registrant. (filed as Exhibit 3 to the Registrant's Current Report on Form 8-K dated February 9, 1994, and incorporated herein by this reference)

4.3       -Specimen certificate representing the Common Stock. (filed as Exhibit
          4.4 to the Registration Statement on Form S-1, Registration No. 33-39134, and incorporated herein by this reference)

10.1 -Amended and Restated 1987 Stock Plan. (filed as Exhibit 10.1 to the Registrant's Form S-1, Registration Statement No. 33-39134, and incorporated herein by this reference)

10.2 -1991 Stock Plan, as amended. (filed as Exhibit 10.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by this reference)

10.3 -1991 Employee Stock Purchase Plan. (filed as Exhibit 10.3 to the Registration Statement on Form S-1, registration No. 33-39134, and incorporated herein by this reference)

10.4      -1991 Non-Employee Director Stock Option Plan, as amended. (filed as
          Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by this reference)

10.5** -Amended and Restated Employment Agreement dated as of September 1, 1993, by and between the Registrant and Robert E. Patricelli. (filed as Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by this reference)

10.5a -Amendment, dated September 27, 1996 to Employment Agreement between the Registrant and Robert E. Patricelli.

10.6 -Amended and Restated Employment Agreement dated as of March 1, 1994, by and between the Registrant and Steven J. Shulman. (filed as Exhibit
          10.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by this reference)

10.6a -Amendment, dated September 27, 1996 to Employment Agreement between the Registrant and Steven J. Shulman.

10.7 -Employment Agreement dated as of September 8, 1995 by and between the Registrant and James E. Buncher. (filed as Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by this reference)

10.7a -Amendment dated September 27, 1996 to Employment Agreement between the Registrant and James E. Buncher.

10.8 -Employment Agreement dated as of March 1, 1996 by and between the Registrant and Paul M. Finigan.

10.8a Amendment dated September 27, 1996 to Employment Agreement between the Registrant and Paul M. Finigan.

10.9 -Employment Agreement dated as of September 2, 1996 by and between the Registrant and William J. Goss.

10.9a Amendment dated September 27, 1996 to Employment Agreement between the Registrant and William J. Goss.

10.10** -Employment Agreement, dated January 1, 1993 between Preferred Heath Care, Ltd. and David J. McDonnell. (filed as Exhibit 10.9 to the Preferred Health Care Ltd. Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by this reference)

10.11 -Registration Rights Agreement dated as of February 22, 1991 by and among the Registrant, Warburg, Pincus Capital Company, L.P., Robert E. Patricelli, William J. McBride and Steven J. Shulman. (filed as
          Exhibit 10.12 to the Registration Statement on Form S-1, Registration No. 33-39134, and incorporated herein by this reference)

10.12 -Rights Agreement, dated as of November 2, 1995, between Value Health, Inc. and Bank of Boston. (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated February 9, 1994 and incorporated herein by this reference)

10.13 Form of Indemnification Agreement between the Registrant and its directors and certain of its officers. (filed as Exhibit 10.13 to the Registration Statement on Form S-1, Registration No. 33-39134, and incorporated herein by this reference)

10.14 -Agreement and Plan of Merger dated as of September 23, 1993 among the Registrant, VH Merger-Sub Corp. and Preferred Health Care Ltd. (filed as Exhibit 2.1 to the Registration Statement on Form S-4, Registration No. 33-71404 and incorporated herein by this reference)

10.15 -Stock Incentive Plan, as amended and restated (as of March 17, 1992). (filed as Exhibit 10(a) to the Preferred Health Care Ltd. Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by this reference)

10.16 -Stock Purchase Agreement dated May 18, 1994 by and among Value Health, Inc., Community Care Network, Inc., and Alliance Healthcare Foundation, Robert M. Colasanto, Sandra M. Foote, Richard C. Morgan, George S. Murphy, Nancy B. Plaxico, Douglas J. Reeves and Patrick J. Sullivan. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated May 18, 1994, File No. 0-19039, and incorporated herein by this reference)

10.17 -Agreement and Plan of Merger dated as of March 27, 1995 among Value Health, Inc., VHI Merger-Sub Corporation, and Diagnostek, Inc. (incorporated herein by reference to previously filed exhibit to Current Report on Form 8-K dated March 25, 1995, File No. 0-19039)

10.18 -Consulting Agreement dated as of March 27, 1995, as amended on June 4, 1995 among Value Health, Inc., Diagnostek, Inc. and Nunzio P. DeSantis (incorporated herein by reference to previously filed exhibit to Current Report on Form 8-K dated March 25, 1995, File No. 0-19039)

10.19 -Agreement not to Compete dated as of March 27, 1995, as amended on June 4, 1995 among Value Health, Inc., Diagnostek, Inc. and Nunzio P. DeSantis (incorporated herein by reference to previously filed exhibit to Current Report on Form 8-K filed by Diagnostek, Inc. dated June 8,
          1995)

10.20 -First Amendment to Agreement and Plan of Merger, dated as of June 4, 1995, by and among Value Health, Inc., VHI Merger-Sub. Corporation and Diagnostek, Inc. (incorporated herein by reference to previously filed exhibit to Current Report on Form 8-K filed by Diagnostek, Inc. dated June 8, 1995)

10.21 Agreement and Plan of Merger, dated January 15, 1997 among Columbia/HCA Healthcare Corporation, CVH Acquisition Corporation and Value Health, Inc. (incorporated herein by reference to previously filed exhibit to Current Report on Form 8-K dated January 15, 1997, File No. 001-11239).

10.22 Revolving Credit Agreement dated August 21, 1996. (filed as exhibit 10 to the Registrant's Form 10-Q for the three months ended September 30, 1996 and incorporated herein by this reference)
11.       -Computation of Net Earning Per Share.

21.       -Consent of Independent Accountants.

*         Confidential Treatment Previously Granted.

**        Executive Compensation Plans and Arrangements.

(B)       REPORTS OF FORM 8-K

          The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1996.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VALUE HEALTH, INC.

DATE:  March 24, 1997
                                        BY:  \s\ David M. Wurzer
                                        ---------------------------------------
                                        David M. Wurzer
                                        Senior Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

       Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

         SIGNATURE                           TITLES(S)                        DATE
         ---------                           ---------                        ----
                                 Chairman of the Board, President        March 24, 1997
\s\ Robert E. Patricelli              Chief Executive Officer, and
-------------------------------
Robert E. Patricelli             Director (Principal Executive Officer)

\s\ Steven J. Shulman            President, Pharmacy and Disease         March 24, 1997
-------------------------------
Steven J. Shulman                Management Group and

                                 Director

\s\ William J. McBride           Director                                March 24, 1997
-------------------------------
William J. McBride

\s\ David J. McDonnell           Director                                March 24, 1997
-------------------------------
David J. McDonnell, D.S.W.

                                 Director                                March 24, 1997
-------------------------------
Walter J. McNerney

\s\ Rodman W. Moorhead, III      Director                                March 24, 1997
-------------------------------
Rodman W. Moorhead, III

  \s\ Constance B. Newman        Director                                March 24, 1997
-------------------------------
Constance B. Newman

  \s\ John L. Vogelstein         Director                                March 24, 1997
-------------------------------
John L. Vogelstein

\s\ Hick B. Waldron              Director                                March 24, 1997
-------------------------------
Hicks B. Waldron

                      VALUE HEALTH, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For The Years Ended December 31, 1996, 1995 and 1994

------------------------------------------------------------------------------------------------------------
           COLUMN A                COLUMN B               COLUMN C              COLUMN D          COLUMN E
                                               -------------------------------------------------------------
                                                         ADDITIONS
------------------------------------------------------------------------------------------------------------
                                 BALANCE AT     CHARGED TO       CHARGED TO                      BALANCE AT
                                 BEGINNING      COSTS AND          OTHER          DEDUCTIONS       END OF
DESCRIPTION                      OF PERIOD       EXPENSES         ACCOUNTS                         PERIOD
------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1996:

     Valuation Allowance For
       Deferred Tax Asset        $ 5,238,000                -                -  $       321,000  $ 4,917,000

     Allowance For Doubtful
       Accounts                  $17,171,000  $    14,122,000                -  $9,173,000/(2)/  $22,120,000
------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1995:

     Valuation Allowance For
       Deferred Tax Asset        $ 4,976,000  $       262,000                -                -  $ 5,238,000

     Allowance For Doubtful
       Accounts                  $11,811,000  $8,798,000/(3)/  $  284,000/(3)/  $3,722,000/(2)/  $17,171,000
------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1994:

     Valuation Allowance For
       Deferred Tax Asset        $ 4,307,000  $       669,000               --               --  $ 4,976,000

     Allowance For Doubtful
       Accounts                  $ 6,167,000  $     5,915,000  $2,103,000/(1)/  $2,374,000/(2)/  $11,811,000
------------------------------------------------------------------------------------------------------------

(1) Acquisition of Community Care Network, Inc. in June 1994, as well as amounts written off directly against revenue.

(2) Write-Off of uncollectible accounts, net of recoveries, and sale of Lewin-VHI in May 1996. Acquisition of Value Health Management, Inc. in May 1995, and Health Management Strategies in February 1995.