Form 10-K/A
period 1996-12-31
VALUE HEALTH INC / CT
filed 1997-04-17
CIK 872653

                                   FORM 10-K/A

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

                      Yes    X                    No
                          -------                    ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

The Aggregate market value, as of March 3, 1997, of Common Stock held by non-affiliates of the registrant: $974,526,399 based on the last reported sale price on the New York Stock Exchange.

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

  On January 15, 1997, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Columbia/HCA Healthcare Corporation ("Columbia"), a New York Stock Exchange company and the largest provider of healthcare services in the United States. On April 14, 1997, the Company entered into an amended and restated merger agreement with Columbia providing for a merger in which each outstanding share of Value Health common stock would be exchanged for $20.50 in cash. Consummation of the Merger is subject to satisfaction of certain conditions, including regulatory approvals and approval by shareholders of Value Health. In the event of termination under specified conditions, Columbia may be entitled to receive a fee of $45 million from the Company. As a result of the planned Merger with Columbia, the Company canceled its plans to spin off its ValueRx subsidiary and canceled its stock repurchase program.

  The principal operating subsidiaries of the Company are ValueRx, Value Behavioral Health ("VBH"), Community Care Network ("CCN") and Value Health Sciences ("VHS").

  This Annual Report on Form 10-K/A contains forward-looking statements. For this purpose, any statements contained herein which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements. These factors could include, but not be limited to, the impact of increases in health care costs and utilization on expenses, competition, the loss of contracts or failure to secure new contracts, government regulation, potential legal liability resulting from errors and/or omissions in providing services, reliance on data processing and other risks detailed from time to time in the Company's Securities and Exchange Commission filings.

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

On January 15, 1997, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Columbia/HCA Healthcare Corporation ("Columbia"), a New York Stock Exchange company and the largest provider of healthcare services in the United States. On April 14, 1997, the Company entered into an amended and restated merger agreement with Columbia providing for a merger in which each outstanding share of Value Health common stock would be exchanged for $20.50 in cash. Consummation of the Merger is subject to satisfaction of certain conditions, including regulatory approvals and approval by shareholders of Value Health. In the event of termination under specified conditions, Columbia may be entitled to receive a fee of $45 million from the Company.

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

Amortization of goodwill arising from acquisitions was $8.9 million in 1996 as compared with $7.0 million in 1995 and $5.7 million in 1994. The higher levels of amortization in each year were due to purchase acquisitions completed in 1996, 1995 and 1994. The Company determines the amortization period of intangible assets by estimating the periods benefited by the intangible and by comparing these periods to those used on comparable transactions within the managed health care industry. The amortization period is calculated on a transaction specific basis after considering legal, regulatory and contractual provisions that may limit the useful life, and determining if obsolescence, demand or competition will affect the usefulness of the intangibles purchased.

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

As of December 31,1996, the Company had working capital of $197.5 million and unrestricted cash and marketable securities of $91.4 million. During 1996, accounts receivable grew faster than revenues primarily as a result of changes at the prescription drug services operations. Throughout 1996, the Company continued its consolidation and integration initiatives at its prescription drug services operations associated with the Diagnostek merger. A major component of these initiatives was the integration of the customer and pharmaceutical manufacturer invoicing and collection functions. Systems consolidation initiatives associated with these functions were implemented in the fourth quarter of 1996, which resulted in delays in issuing certain invoices and subsequently resulted in the growth in accounts receivable noted above. The Company anticipates collections activity will return to previous levels during the remainder of 1997.

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

GOODWILL

Goodwill related to acquisitions represents the excess of cost over fair value of net tangible and separately identifiable intangible assets acquired, and is amortized on a straight-line basis over 15 to 40 years. Accumulated amortization was $26,818,000 and $20,623,000 at December 31, 1996 and 1995, respectively. The
Company reviews its amortization policy and carrying value of goodwill on an ongoing basis. This review includes an analysis of whether carrying values and amortization periods are appropriate based upon projected cash flows, product life cycle, company performance compared to expectations and industry practice. The amount of impairment, if any, is measured based on discounted future cash flows using a discount rate reflecting the Company's average cost of funds.


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

2 MERGER

On January 15, 1997, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Columbia/HCA Healthcare Corporation ("Columbia"), a New York Stock Exchange company and the largest provider of healthcare services in the United States, and Columbia Merger-Sub. Corp., a wholly-owned subsidiary of Columbia pursuant to which the Company will become a wholly-owned subsidiary of Columbia (the "Merger"). On April 14, 1997, the Company entered into an amended and restated merger agreement with Columbia providing for a merger in which each outstanding share of Value Health common stock would be exchanged for $20.50 in cash.

Consummation of the Merger is subject to satisfaction of certain conditions, including regulatory approvals and approval by shareholders of Value Health. In the event of termination under specified conditions, Columbia may be entitled to receive a fee of $45 million from the Company.


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

     In December 1996, in conjunction with the Company's acquisition of Medview, management approved plans to re-engineer and exit certain operations of the Company's existing workers' compensation business. In connection with this plan, the Company recognized a charge of $3.5 million, of which $3.0 million was for asset write-offs (facilities, systems and PP&E) and $0.5 million related to other restructuring activities.

     In addition, an $8.8 million charge was recognized related to the allocation of the acquisition cost in accordance with EITF 95-3. Of the $8.8 million, $0.3 million was related to direct transaction costs, $5.3 million was for severance and related benefits, $2.0 million was for lease termination costs, $0.6 million was for asset write-offs and $0.6 million related to other combination activities.

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

No options were granted to non-employees during the period beginning December 16, 1995 through December 31, 1996, with the exception of grants to non-employee outside directors as discussed above. Options granted to non-employee outside directors were made at fair market value on the date of grant and no compensation expense was recognized.


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

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Value Health, Inc.:

We have audited the consolidated financial statements and the financial statement schedule of Value Health, Inc. and its subsidiaries, listed in Item 14(a)(1) and 14(a)(2) of this Form 10-K/A. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Diagnostek, Inc. for the year ended December 31, 1994, which statements reflect revenues of approximately 39% of the related consolidated total. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Diagnostek, Inc., which is a wholly-owned subsidiary of Value Health, Inc., is based solely on the report of such other auditor.

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

In our opinion, based on our audits and the report of another auditor, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Value Health, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, based on our audits and the report of another auditor, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.
Hartford, Connecticut
February 19, 1997, except for Note 2,
as to which the date is April 14, 1997.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of April 10, 1997 (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) by each director of the Company, and (iii) by each executive officer named in the Summary Compensation Table above, and (iv) by all executive officers and directors of the Company as a group.

                                           Amount & Nature of       Percentage of Common Stock
Name and Address                        Beneficial  Ownership (1)           Outstanding
-----------------------------------------------------------------------------------------------
Warburg, Pincus Capital
 Company, L.P. (2)
 466 Lexington Avenue
 New York, New York 10017                                 7,772,510                        14.2%

Smith Barney Holdings, Inc. (3)
Travelers Group Inc.
388 Greenwich Street
New York, NY 10013                                        5,583,007                        10.2%

Robert E. Patricelli (4)                                  1,844,408                         3.4%
Steven J. Shulman (5)                                       131,813                           *
James E. Buncher                                              1,406                           *
Paul M.  Finigan (6)                                          5,100                           *
William J. Goss                                               3,797                           *
William J. McBride (7)                                       52,900                           *
David J. McDonnell (9)                                      338,364                           *
Walter J. McNerney (8)                                       30,000                           *
Rodman W. Moorhead, III (2)                               7,772,510                        14.2%
Constance B. Newman (10)                                     27,500                           *
John R. Vogelstein (2)                                    7,772,510                        14.2%
Hicks B. Waldron (11)                                        24,000                           *

All executive officers & directors
as a group (13 persons) (2)(12)                          10,237,695                        18.4%

* Less than 1%

1. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted in the footnotes below.

2. The sole general partner of Warburg, Pincus Capital Company, L.P.("Warburg") is Warburg, Pincus & Co., a New York general partnership ("WP"). E.M. Warburg, Pincus & Co., LLC, a New York limited liability company ("EMW LLC") manages Warburg. The members of EMW LLC are substantially the same as the partners of WP. Lionel I. Pincus is the Managing Partner of WP and the Managing Member of EMW LLC and may be deemed to control both WP and EMW LLC. WP, as the sole general partner of Warburg, has a 20% interest in the profits of Warburg. Mr. Moorhead, a director of the Company, is a Member and Senior Managing Director of EMW LLC and a general partner of WP. Mr. Vogelstein, a Director of the Company, is a Member, Vice Chairman and President of EMW LLC and a general partner of WP. As such, Mr. Moorhead and Mr. Vogelstein may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange
     Act) in an indeterminate portion of the shares beneficially owned by Warburg, EMW LLC and WP. All of the shares indicated as owned by Mr. Moorhead and Mr. Vogelstein are owned directly by Warburg and are included because of their affiliation with Warburg. Mr. Moorhead and Mr. Vogelstein disclaim "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Exchange Act, except to the extent of their indirect pecuniary interest.

3. Smith Barney Holdings, Inc. ("SB Holdings") and Travelers Group Inc. ("TRV") have jointly filed a Schedule 13G dated January 31, 1997, pursuant to Section 13 of the Securities Exchange Act of 1934, as amended and the foregoing information is derived from such Schedule 13G. SB Holdings and TRV disclaim beneficial ownership of all such shares .

4. Includes 107,500 shares of Common Stock which Mr. Patricelli has the right to acquire within 60 days of April 10, 1997, upon exercise of outstanding options. Also, includes 10,000 shares held by Mr. Patricelli's wife as to which Mr. Patricelli disclaims beneficial ownership.

5. Includes 35,250 shares of Common Stock which Mr. Shulman has the right to acquire within 60 days of April 10, 1997, upon exercise of outstanding options. Also, includes 30,000 shares held by Mr. Shulman's wife and 500 shares held by his children as to which Mr. Shulman disclaims beneficial ownership.

6. Includes 5,000 shares of Common Stock which Mr. Finigan has the right to acquire within 60 days of April 10, 1997, upon exercise of outstanding options.

7. Includes 48,200 shares of Common Stock which Mr. McBride has the right to acquire within 60 days of April 10, 1997, upon exercise of outstanding options.

8. Includes 30,000 shares of Common Stock which Mr. McNerney has the right to acquire within 60 days of April 10, 1997, upon exercise of outstanding options.

9. Includes 289,801 shares of Common Stock which Mr. McDonnell has the right to acquire within 60 days of April 10, 1997, upon exercise of outstanding options.

10. Includes 27,240 shares of Common Stock which Ms. Newman has the right to acquire within 60 days of April 10, 1997, upon exercise of outstanding options.

11. Includes 22,500 shares of Common Stock which Mr. Waldron has the right to receive upon exercise of outstanding options.

12. Includes 569,991 shares of Common Stock which executive officers and directors as a group have the right to acquire within 60 days of April 10, 1997, upon exercise of outstanding options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

None.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

          (a)(1)  CONSOLIDATED FINANCIAL STATEMENTS
               Financial Statements of Value Health, Inc. and its subsidiaries are included in Part II, Item 8, pages 19 through 47 of this report and include:
               .    Consolidated Balance Sheets as of December 31, 1996 and 1995
               .    Consolidated Statements of Operations for the years ended
                    December 31, 1996, 1995 and 1994
               .    Consolidated Statements of Changes in Stockholders' Equity
                    for the years ended December 31, 1996, 1995 and 1994
               .    Consolidated Statement of Cash Flows for the years ended
                    December 31, 1996, 1995 and 1994
               .    Notes to Consolidated Financial Statements
               .    Report of Independent Accountants - Coopers & Lybrand L.L.P.
               .    Independent Auditors' Report - KPMG Peat Marwick LLP

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