Form 10-K/A
period 1996-12-31
VALUE HEALTH INC / CT
filed 1997-05-05
CIK 872653

                                  FORM 10-K/A
                               (Amendment No. 2)

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
                              VALUE HEALTH, INC.
                              ------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                 06-1194838
----------------------------------------      --------------------------------
     (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

  22 Waterville Road, Avon, Connecticut                        06001
-----------------------------------------     ---------------------------------
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

     Yes              X                        No
                ---------------                          ---------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

The Aggregate market value, as of March 3, 1997, of Common Stock held by non-affiliates of the registrant: $974,526,399 based on the last reported sale price on the New York Stock Exchange.

The Number of shares of Common Stock, without par value, outstanding as of March 3, 1997: 54,618,815.

                              VALUE HEALTH, INC.
                              Table of Contents

--------------------------------------------------------------------------------


Part I
                                                                                                     Page
                                                                                                     ----
Item 1.         Business................................................................................1
Item 2.         Properties..............................................................................9
Item 3.         Legal Proceedings.......................................................................9
Item 4.         Submission of Matters to a Vote of Security Holders.....................................9

Part II

Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters....................................................................10
Item 6.         Selected Financial Data................................................................11
Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................................................11
Item 8.         Financial Statements and Supplementary Data............................................20
Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure....................................................53

Part III

Item 10.        Directors and Executive Officers of the Registrant.....................................54
Item 11.        Executive Compensation.................................................................56
Item 12.        Security Ownership of Certain Beneficial Owners
                and Management.........................................................................66
Item 13.        Certain Relationships and Related Transactions.........................................69

Part IV

Item 14.        Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K................................................................69

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

  This Annual Report on Form 10-K/A (Amendment No. 2) contains forward-looking statements. For this purpose, any statements contained herein which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements. These factors could include, but not be limited to, the impact of increases in health care costs and utilization on expenses, competition, the loss of contracts or failure to secure new contracts, government regulation, potential legal liability resulting from errors and/or omissions in providing services, reliance on data processing and other risks detailed from time to time in the Company's Securities and Exchange Commission filings.

PRODUCTS AND SERVICES

PHARMACY BENEFITS AND MEDICATION MANAGEMENT
-------------------------------------------

  The Company offers the following prescription drug cost and quality management programs through its ValueRx subsidiary.

  Integrated Pharmacy Services. The Company, through its contracted retail
  -----------------------------
network and its owned mail pharmacy dispensing centers, markets point-of-service integrated pharmacy benefit management programs to corporations, labor unions, government entities and other benefit plan sponsors, including health maintenance and preferred provider organizations ("HMOs" and "PPOs"). Retail network revenues are reported in prescription drug services and mail pharmacy dispensing revenues are reported in prescription drug products on the statement of operations.

  Managed Prescription Drug Benefit Plans. The Company's outpatient prescription
  ----------------------------------------
drug plans incorporate benefit plan design services, a network of retail pharmacies, clinically-based utilization review, claims processing, a mail service prescription option and participant prescription drug support services.

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

  Institutional Pharmacy Services. Through its 50-50 joint venture with the
  --------------------------------
Allegiance Corporation, the Company provides contract pharmacy management services to health care provider organizations.

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

  Computer-Based Medication Management Systems and Services. Through its
  ----------------------------------------------------------
Medintell subsidiary, the Company is developing computer-based medication management systems and services for institutional pharmacies and health care providers. Its systems are primarily designed for hospitals and provide medication management capabilities to help ensure the correct drug is given to each patient and at the proper time. Medintell's products will provide the medical institution marketplace with unique, integrated pharmaceutical care systems which are intended to provide medical enterprises with the means to improve their pharmaceutical care.

  Prescription Drug Utilization Review (DURbase). The Company's DURbase product
  -----------------------------------------------
is a proprietary computerized drug claims review program which identifies people at high risk for drug-induced illness. DURbase was developed with over fifteen years of research and operation, and incorporates a database of more than five million patient records which is updated frequently with information from the 144 million medical and prescription claims reviewed annually by the Company. DURbase applies over 200 clinically-based screens to review drug claims and to identify patients at high risk for drug-induced illness. When such patients are identified, ValueRx communicates by alert letter with the prescribing physicians.

  The DURbase product is provided as an integral part of ValueRx's prescription drug benefit plans, and as a freestanding product charged for on a per-prescription or per-member basis.

  Physician Prescription Profiling and Education. Value Health provides programs
  -----------------------------------------------
designed to achieve cost effective prescribing by physicians through the profiling of prescription drug claims to identify physicians who appear to use improper prescribing practices, followed by education, or "counter detailing" of the identified physicians on the use of lower cost drug therapies.

  Clinically-Based Prescription Drug Formulary. Another program for promoting
  ---------------------------------------------
cost effective prescribing by physicians involves the adoption of a recommended list of covered drugs, or formulary, sold as part of the design of a health benefit plan or as a clinically-based stand alone product line.

MENTAL HEALTH, SUBSTANCE ABUSE AND EMPLOYEE ASSISTANCE PROGRAMS
---------------------------------------------------------------

  The Company's VBH subsidiary offers the following services to assist its customers in containing costs and assuring quality in the area of mental health and substance abuse.

  Managed Mental Health Benefit Plans. The Company offers specially designed
  -----------------------------------
mental health and substance abuse programs which incorporate preferred provider networks, clinically-based utilization review and case management, benefit design, member support and claims administration services. As part of the Company's programs, networks are established with psychiatrists, psychologists, social workers, other mental health practitioners and health care facilities whereby these health care providers agree to provide services at discounted rates and abide by plan rules relating to matters such as utilization review, quality assurance and professional licensing. The Company's utilization review and case management procedures are applied within its provider networks to give customers an integrated cost containment solution to mental health care needs.

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

  Case Evaluation, Patient Referral and Concurrent Utilization Review. Each
  --------------------------------------------------------------------
client of the comprehensive program is assigned an individual toll-free information and referral telephone access number which is available to all plan beneficiaries 24 hours a day. This evaluation and referral system is staffed by clinically-trained case managers, most of whom hold a masters or a doctorate degree in psychology or psychiatric social work or a degree in nursing and have a minimum of three years experience in the psychiatric and/or substance abuse field. Case managers evaluate each beneficiary's clinical situation and refer the beneficiary to an appropriate provider within VBH's network, if possible.

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

  Claims Review and Management Reporting and Analysis. Details regarding a
  ----------------------------------------------------
patient's treatment are entered into an on-line interactive information system which tracks utilization and cost information. VBH recommends payment only for treatment which its clinical case manager determines to be certifiable as medically necessary and appropriate. This information system is also used to report utilization data to VBH's clients.

  Additional Programs and Services. In connection with the delivery of its
  ---------------------------------
comprehensive programs, VBH offers as additional components an EAP and certain claims payment services. The employee assistance program provides employees and their dependents with short-term counseling sessions for a wide range of personal and work-related problems. The EAP product is also available on a stand-alone basis.

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

  Utilization Management Services. CCN's utilization management services include
  --------------------------------
management of hospital inpatient medical necessity and length of stay on a continuous basis to ensure patients receive appropriate treatment. Reviews are performed by clinical utilization teams to achieve continuity of care throughout all stages of treatment. Outpatient pre-procedure review is designed to target overutilized outpatient procedures for injured workers. CCN case managers are registered nurses who work in close communication with the physician, employer and claims adjuster to channel patients to the most appropriate medical facility and to assure the number and frequency of services delivered are medically appropriate.

  Professional Bill Review. CCN identifies inaccuracies as well as charges for
  -------------------------
unnecessary services. Bills are then repriced to state fee schedules or contract rates. Bill review enables the Company to monitor provider practices and billing patterns that help further reduce customer costs.

  Disability Management. The Company offers occupational and non-occupational
  ----------------------
disability management programs that employ objective medically-developed protocols combined with the expertise of registered occupational health nurses. Disability case managers serve as client advocates, working in concert with employers, providers, claims managers and injured workers in order to return workers to employment as soon as possible.

  Group Health Management.  Through its provider networks, CCN offers preferred
  ------------------------
provider and point-of-service systems, utilization management services and claims administration.

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

  Disease Management Services. VHS is developing on behalf of pharmaceutical
  ----------------------------
company partners, disease management programs that integrate the clinical delivery of healthcare with expert decision support, national guidelines, expert judgment and advanced case management techniques. Disease management programs under development are tailored to meet the specific needs of employers, managed care organizations and provider groups.

  Medical Review System. VHS has developed a highly differentiated proprietary
  ----------------------
software product, the Medical Review System ("MRS"), which employs algorithms based on clinical standards to determine the medical appropriateness of 34 high-cost inpatient and outpatient procedures. MRS' artificial intelligence "smart questioning" logic permits nurses and clinicians to efficiently gather clinical data about a patient over the telephone, match the data to scoring algorithms, and recommend certification of a procedure or refer doubtful cases to reviewing physicians. The MRS software is licensed to insurance carriers, Blue Cross and Blue Shield plans, and numerous HMOs for an annual license fee.

  Practice Review System. While MRS permits the pretreatment review of high cost
  -----------------------
procedures, efficient pre-authorization review of large numbers of lower cost procedures to identify inappropriate utilization is not practicable. The Practice Review System ("PRS") adds two new tools: a pre-payment claims review tool to evaluate the medical necessity and quality of coding for lower cost procedures, and a post-payment tool for profiling providers.

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

REVENUES

Revenues during the past three fiscal years as percentages of total revenues were as follows:


                                                                  1996                  1995                  1994
                                                                  ----                  ----                  ----
Prescription Drugs - Services                                      58.6%                 56.4%                 55.0%
Prescription Drugs - Products                                      22.1                  22.8                  23.6
Mental Health                                                      10.7                  11.7                  12.2
Workers' Compensation                                               5.5                   5.2                   4.2
Disease Management and Information Services                         2.5                   3.2                   3.4
Other, Net                                                          0.3                   0.3                   0.9
Investment Income                                                   0.3                   0.4                   0.7
                                                                    ---                   ---                   ---
Total Revenues                                                    100.0%                100.0%                100.0%
                                                                  ======                ======                ======

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

Item 3.   Legal Proceedings
-------   -----------------

  In September 1995, two purported shareholder class action lawsuits, Freedman
                                                                      --------
v. Value Health, Inc., at al. and Balkheimer, et al. v. Value Health, Inc., et
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

  On July 11, 1994, a purported shareholder class action lawsuit, Bash, et al.
                                                                  ------------
v. Diagnostek, et al. ("Bash"), was filed in the federal court in New Mexico
---------------------
against Diagnostek and certain of its former directors and senior officers alleging that the defendants made false or misleading statements to the public in connection with Diagnostek's financial results for the fiscal year ended March 31, 1994, the termination in August 1994 of Diagnostek's contracts with subsidiaries of CIGNA Corp. and the announcement in August 1994 of the award to Diagnostek of a contract with CHAMPUS. On September 10, 1996, the parties to Bash I reached a settlement, subject to court approval and other conditions. In a second action, Bash, et al v. Value Health, Inc., et al. ("Bash II"), the Bash
                 -----------------------------------------
I plaintiffs filed suit in federal court in New Mexico on December 15, 1995 against the same defendants, as well as Value Health and certain of its current or former directors and officers, asserting the same factual allegations made in Bash I, and, in addition, alleging that Value Health and certain individual defendants made false and misleading statements to the public in connection with Value Health's acquisition of Diagnostek in 1995. The complaint asserts claims under the Securities Act and the Exchange Act, as well as common law claims. The complaint does not specify the amount of damages sought. As part of the settlement reached in Bash I, Value Health expects that the overlapping claims in Bash II will be dropped.

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


           -----------------------------------------------------------------
           1996                             High                  Low
           -----------------------------------------------------------------
           Fourth Quarter                  $20.88               $16.63
           Third Quarter                   $25.00               $14.63
           Second Quarter                  $29.88               $23.63
           First Quarter                   $28.25               $21.00
           -----------------------------------------------------------------
           1995
           -----------------------------------------------------------------
           Fourth Quarter                  $29.00               $21.25
           Third Quarter                   $39.38               $24.63
           Second Quarter                  $40.50               $31.88
           First Quarter                   $40.75               $34.00
           -----------------------------------------------------------------

The Company has never paid dividends and does not intend to pay dividends in 1997.

Item 6.         Selected Financial Data
-------         -----------------------

The following data should be read in conjunction with Footnotes 3, 4, 5 and 6 to the Financial Statement included herein under Item 8.

                                                                                 Year Ended December 31,
                                                               --------------------------------------------------------
(In thousands, except per share data)                              1996 (1)            1995 (2)            1994 (3)
-----------------------------------------------------------------------------------------------------------------------
Total Revenues                                                  $  1,963,775         $ 1,868,539         $  1,620,667
                                                               --------------------------------------------------------
Earnings (Loss):
      Earnings (Loss) From Continuing Operations                $     64,329         $   (27,967)        $     59,521
      Earnings (Loss) Per Share From Continuing
       Operations                                               $       1.17         $     (0.51)        $       1.10
Total Assets                                                      $1,101,224         $   904,035         $    791,542
Long Term Liabilities                                           $     91,971         $     6,580         $     19,668
Weighted Average Number of Common Shares
  Outstanding                                                         54,844              54,343               54,191
Cash Dividends Declared Per Common Share                                None                None                 None
=======================================================================================================================
                                                                      Year Ended December 31,
                                                               ------------------------------------
(In thousands, except per share data)                              1993 (4)              1992
---------------------------------------------------------------------------------------------------
Total Revenues                                                  $  1,116,000           $ 732,085
                                                               ------------------------------------
Earnings (Loss):
      Earnings (Loss) From Continuing Operations                $     14,930           $  26,718
      Earnings (Loss) Per Share From Continuing
       Operations                                               $       0.28           $    0.55
Total Assets                                                    $    713,679           $ 588,658
Long Term Liabilities                                           $     22,570           $  27,384
Weighted Average Number of Common Shares
  Outstanding                                                         52,443              48,145
Cash Dividends Declared Per Common Share                                None                None
===================================================================================================

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


Item 7.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

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

                                                                       Percentage of Revenues
                                                                   for the year ended December 31,
                                                    -------------------------------------------------------------

                                                           1996                 1995                1994
-----------------------------------------------------------------------------------------------------------------
Revenues:
    Prescription drugs - services                          58.6%                56.4%               55.0%
    Prescription drugs - products                          22.1                 22.8                23.6
    Mental health                                          10.7                 11.7                12.2
    Workers' compensation                                   5.5                  5.2                 4.2
    Disease management and
      information services                                  2.5                  3.2                 3.4
    Other, net                                              0.3                  0.3                 0.9
    Investment income                                       0.3                  0.4                 0.7
-------------------------------------------------------------------------------------------------------------
Total revenues                                            100.0                100.0               100.0
-------------------------------------------------------------------------------------------------------------
Expenses:
    Costs of services                                      62.7                 62.4                62.0
    Costs of products                                      19.4                 19.3                20.2
    Selling, general and administrative                     9.3                  9.6                 9.6
    Depreciation and amortization                           1.4                  1.5                 1.2
    Amortization of goodwill                                0.5                  0.4                 0.3
    Interest expense                                        0.1                  0.1                 0.2
    Asset writedowns and spinoff costs                      0.5                   --                  --
    Loss contracts                                           --                  2.5                  --
    Merger-related                                           --                  3.7                 0.4
    Restructuring                                           0.2                  1.7                  --
-------------------------------------------------------------------------------------------------------------
Total Expenses                                             94.1                101.2                93.9
-------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                         5.9                 (1.2)                6.1
-------------------------------------------------------------------------------------------------------------
Provision for income taxes                                  2.6                  0.3                 2.4
-------------------------------------------------------------------------------------------------------------
Earnings (loss)                                             3.3%                (1.5)%               3.7%
=============================================================================================================
                                                         Percentage Increase (Decrease)
                                                      -------------------------------------
                                                            1996               1995
                                                          over 1995          over 1994
-------------------------------------------------------------------------------------------
Revenues:
    Prescription drugs - services                               9.3%              18.2%
    Prescription drugs - products                               1.9               11.3
    Mental health                                              (3.4)               9.7
    Workers' compensation                                      11.5               43.5
    Disease management and
      information services                                    (17.7)               8.0
    Other, net                                                (24.8)             (52.7)
    Investment income                                         (31.7)             (25.2)
---------------------------------------------------
Total revenues                                                  5.1               15.3
---------------------------------------------------
Expenses:
    Costs of services                                           5.6               16.1
    Costs of products                                           5.5               10.2
    Selling, general and administrative                         2.1               14.8
    Depreciation and amortization                              (2.4)              52.4
    Amortization of goodwill                                   27.6               22.3
    Interest expense                                          (32.5)             (35.6)
    Asset writedowns and spinoff costs                          N/A                N/A
    Loss contracts                                            100.0                N/A
    Merger-related                                           (100.0)           1,049.5
    Restructuring                                             (88.7)               N/A
---------------------------------------------------
Total Expenses                                                 (2.3)              24.3
---------------------------------------------------
Earnings (loss) before income taxes                            634.7            (121.8)
---------------------------------------------------
Provision for income taxes                                    726.8              (84.4)
---------------------------------------------------
Earnings (loss)                                               330.0%            (147.0%)
===================================================


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

All other recently enacted pronouncements either have been adopted by, or do not apply to, the Company.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

Value Health, Inc. Consolidated Balance Sheets

                                                                                          December 31,
                                                                         -----------------------------------------
(In thousands)                                                                  1996                    1995
------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                               $85,284                 $68,505
      Restricted cash                                                           4,030                   5,806
      Short-term investments                                                       88                  25,514
      Accounts receivable (net allowance for doubtful
       accounts of $22,120 and $17,171 in 1996 and
       1995, respectively                                                     363,320                 304,272
      Inventories                                                              27,198                  30,052
      Prepaid expenses and other current assets                                26,365                  31,495
      Deferred taxes                                                           43,568                  71,797
------------------------------------------------------------------------------------------------------------------
Total current assets                                                          549,853                 537,441
------------------------------------------------------------------------------------------------------------------

Fixed Assets:
      Land                                                                      3,513                   3,532
      Buildings and improvements                                               15,107                  14,226
      Furniture and fixtures                                                   19,053                  19,820
      Equipment and software                                                  168,728                 150,425
      Leasehold improvements                                                   13,388                  15,709
------------------------------------------------------------------------------------------------------------------
                                                                              219,789                 203,712
      Less accumulated depreciation and amortization                           74,216                  71,242
------------------------------------------------------------------------------------------------------------------
                                                                              145,573                 132,470
------------------------------------------------------------------------------------------------------------------
Long-term investments                                                           6,022                  12,868
Goodwill, net                                                                 337,558                 190,605
Other assets                                                                   62,218                  30,651
------------------------------------------------------------------------------------------------------------------
                                                                              405,798                 234,124
------------------------------------------------------------------------------------------------------------------
Total assets                                                               $1,101,224                $904,035
==================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                                                                                    December 31,
                                                                                       ------------------------------------------
(In thousands, except par value)                                                            1996                   1995
---------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities:
      Payable to providers                                                                   $193,219              $116,166
      Due to former shareholders of affiliates                                                 64,009                   400
      Accounts payable and accrued expenses                                                    41,131                64,795
      Merger-related expenses                                                                   8,387                49,767
      Accrued contract losses                                                                   5,378                30,386
      Restructuring reserve                                                                    16,043                30,597
      Other liabilities                                                                        24,188                24,300
---------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                     352,355               316,411
---------------------------------------------------------------------------------------------------------------------------------
      Capital lease obligations, less current portion                                             956                 2,130
      Borrowings under line of credit                                                          87,500                    --
      Other liabilities                                                                         3,515                 4,450
---------------------------------------------------------------------------------------------------------------------------------
                                                                                               91,971                 6,580
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                             444,326               322,991
---------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
      Preferred stock - $.01 par value, authorized
           1,000 shares, none issued                                                               --                    --
      Common stock - without par value,
           authorized 100,000 shares, issued 55,469 and 53,689
           shares, for 1996 and 1995, respectively                                            505,649               467,325
      Retained earnings                                                                       178,279               113,950
      Common stock in treasury, at cost, 1,056 shares at
        December 31, 1996                                                                    (27,030)                    --
      Unrealized loss on securities available-for-sale, net of tax                                 --                 (231)
---------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                    656,898               581,044
=================================================================================================================================
Total liabilities and stockholders' equity                                                 $1,101,224              $904,035
=================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Value Health, Inc. Consolidated Statements Of Operations

                                                                           For the years ended December 31,
                                                           --------------------------------------------------------------------
(In thousands, except per share)                                1996                      1995                    1994
-------------------------------------------------------------------------------------------------------------------------------
Revenues
      Prescription drugs - services                             $1,151,680             $1,053,436                $891,611
      Prescription drugs - products                                433,892                425,661                 382,326
      Mental health                                                210,366                217,865                 198,599
      Workers' compensation                                        107,687                 96,544                  67,268
      Disease management and information services                   49,529                 60,158                  55,721
      Other, net                                                     5,069                  6,745                  14,271
      Investment income                                              5,552                  8,130                  10,871
-------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                   1,963,775              1,868,539               1,620,667
-------------------------------------------------------------------------------------------------------------------------------
Expenses
      Costs of services                                          1,232,347              1,166,471               1,004,452
      Costs of products                                            380,231                360,563                 327,307
      Selling, general and administrative                          183,278                179,511                 156,305
      Depreciation and amortization                                 27,892                 28,568                  18,740
      Amortization of goodwill                                       8,866                  6,950                   5,684
      Interest expense                                               1,134                  1,680                   2,610
      Asset writedowns and spinoff costs                            10,455                     --                      --
      Loss contracts                                                    --                 46,600                      --
      Merger-related                                                    --                 68,807                   5,986
      Restructuring                                                  3,500                 31,098                      --
-------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                   1,847,703              1,890,248               1,521,084
-------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                116,072               (21,709)                  99,583
      Provision for income taxes                                    51,743                  6,258                  40,062
-------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                $64,329              $(27,967)                 $59,521
===============================================================================================================================
Net earnings (loss) per share                                        $1.17                $(0.51)                   $1.10
===============================================================================================================================

The accompanying notes are integral part of the consolidated financial statements.

Value Health, Inc. Consolidated Statements of Changes in Stockholders' Equity

(In thousands)                                                                     Common Stock in         Retained
                                                     Common Stock                     Treasury             Earnings         Total
                                                -----------------------------------------------------------------------------------
For the years ended December 31,                 Shares         Amount          Shares         Amount
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                         51,384       $412,358          --  $          --      $82,396        $494,540
Exercise of common stock options                      1,259         15,523          --             --           --          15,523
Tax benefits related to common stock option
  exercises and restricted stock activity                --         11,305          --             --           --          11,305
Amortization of deferred compensation                    --            161          --             --           --             161
Adjustment to acquisition                             (132)        (4,113)          --             --           --         (4,113)
Issuance of common stock in litigation
  settlement                                             69          3,000          --             --           --           3,000
Change in unrealized loss on securities
  available-for-sale, net of tax                         --             --          --             --           --         (3,691)
Net earnings                                             --             --          --             --       59,521          59,521
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                         52,580        438,234          --             --      141,917         576,246
Exercise of common stock options                        829         14,532          --             --           --          14,532
Tax benefits related to common stock option
  exercises and restricted stock activity                --          4,421          --             --           --           4,421
Issuance of common stock in acquisition                 280         10,138          --             --           --          10,138
Change in unrealized loss on securities
  available-for-sale, net of tax                         --             --          --             --           --           3,674
Net loss                                                 --             --          --             --     (27,967)        (27,967)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                         53,689        467,325          --             --      113,950         581,044
Exercise of common stock options                        937         12,439          --             --           --          12,439
Tax benefits related to common stock option
  exercises and restricted stock activity                --          2,888          --             --           --           2,888
Issuance of common stock in acquisition                 843         22,997          --             --           --          22,997
Repurchase of common stock                               --             --     (1,056)       (27,030)           --        (27,030)
Change in unrealized loss on securities
  available-for-sale, net of tax                         --             --          --             --           --             231
Net earnings                                             --             --          --             --       64,329          64,329
====================================================================================================================================

Balance at December 31, 1996                         55,469       $505,649     (1,056)      $(27,030)     $178,279        $656,898
===================================================================================================================================

The accompanying notes are integral part of the consolidated financial statements.

Value Health, Inc. Consolidated Statements of Cash Flows

                                                                                             For the years ended December 31,
                                                                                  -------------------------------------------------
(In thousands)                                                                        1996             1995              1994
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net earnings (loss)                                                                $64,329        $(27,967)           $59,521
-----------------------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net earnings (loss) to net cash provided by (used
     in) operating activities:
       Depreciation and amortization                                                   27,892           28,568            18,740
       Asset writedowns                                                                 8,975               --                --
       Deferred compensation expense                                                       --               --               161
       Provision for doubtful accounts and notes receivable                            14,122            8,798             5,915
       Deferred taxes                                                                  28,229         (62,031)             5,908
       Tax effect on goodwill of acquired loss carryforward utilization                   801              202               416
       Tax effect of certain stock option and restricted stock transactions             2,888            4,421            11,305
       Amortization of goodwill                                                         8,866            6,950             5,684
       Amortization of deferred revenue                                               (4,788)          (2,606)           (4,871)
       Amortization of investment premiums                                                 98              465               826
       (Gain) loss on sales of investment securities                                       --              559             (566)
   Change in assets and liabilities:
    (Increase) decrease in assets:
       Restricted cash                                                                  1,776          (4,881)               356
       Accounts receivable                                                           (61,873)         (97,197)          (65,407)
       Inventories                                                                      2,854           11,167           (9,079)
       Other current and non-current assets                                          (27,290)          (4,732)           (5,424)
   Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                                         (24,246)          (4,617)               863
       Merger related expense                                                        (29,115)           41,684          (10,374)
       Restructuring reserve                                                          (4,942)           30,597                --
       Accrued contract losses                                                       (25,008)           30,386                --
       Payable to providers                                                            77,053           31,560            13,472
       Other liabilities                                                              (1,166)            (628)           (7,352)
-----------------------------------------------------------------------------------------------------------------------------------
           Total adjustments                                                          (4,874)           18,665          (39,427)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                    59,455          (9,302)            20,094
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
       Capital expenditures                                                          (61,281)         (54,530)          (44,188)
       Proceeds from sale of fixed assets                                               5,961               --                --
       Acquisitions and investments, net of cash acquired                           (107,342)         (13,910)          (40,334)
       Sale of subsidary, net of cash sold                                             18,017               --                --
       Purchases of investment securities                                            (31,751)         (96,511)         (112,232)
       Proceeds from maturities and sales of investment securities                     62,348          172,619           180,089
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                 (114,048)            7,668          (16,665)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
       Proceeds from exercise of common stock options and warrants
         and issuance of restricted stock                                              12,439           14,123            15,523
       Payments of long-term debt and capital lease obligations                       (1,537)         (46,358)          (16,707)
       Advances under financing agreements                                                 --            (200)           (1,039)
       Proceeds from debt                                                              87,500           16,500            22,000
       Payments for common stock repurchase                                          (27,030)               --                --
       Repayments of advances under financing agreements                                   --            1,175                --
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                    71,372         (14,760)            19,777
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   16,779         (16,394)            23,206
Cash and cash equivalents at beginning of year                                         68,505           84,899            61,693
===================================================================================================================================
Cash and cash equivalents at end of year                                              $85,284          $68,505           $84,899
===================================================================================================================================

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

Goodwill
Goodwill related to acquisitions represents the excess of cost over fair value of net tangible and separately identifiable intangible assets acquired, and is amortized on a straight-line basis over 15 to 40 years. Accumulated amortization was $26,818,000 and $20,623,000 at December 31, 1996 and 1995, respectively. The
Company reviews its amortization policy and carrying value of goodwill on an ongoing basis. This review includes an analysis of whether carrying values and amortization periods are appropriate based upon projected cash flows, product life cycle, company performance compared to expectations and industry practice. The amount of impairment, if any, is measured based on discounted future cash flows using a discount rate reflecting the Company's average cost of funds. Projected cash flows are calculated by estimating the future cash in-flows expected to be generated by the acquired asset, less the estimated future cash out-flows necessary to obtain those in-flows.

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

The Company has made pro forma disclosures of net earnings (loss) and net earnings (loss) per share for each year presented in the consolidated financial statements, as required by SFAS 123 (see Note 18). The pro forma amounts reflect the difference between compensation cost, if any, included in net income in accordance with the intrinsic value method under APB Opinion No. 25 and compensation cost and associated tax effects, measured using the fair value based method, as if the Company had elected to compute compensation cost under the provisions of SFAS 123.

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

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of". The adoption of this statement did not result in a material impact on the Company's financial condition, results of operations or cash flows during 1996.

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

In addition to the above, during the first quarter of 1995, contract losses over the three-year term of the Company's contract with the State of New Jersey in the amount of $12.6 million were recorded. In the third quarter of 1995, an additional $4.0 million was recorded by the Company. During the first quarter of 1996, the Company entered into a subcontracting agreement for the transfer of this contract, thereby effectively mitigating further losses. Later in 1996, this contract was permanently assigned to the subcontracting party. No loss accruals related to the State of New Jersey remained on the books as of December 31, 1996.

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


                                                                 Asset Writeoffs and       Reduction of
                                           Transaction            Costs of Combining       Headcount and
(In thousands)                                 Costs                  Operations             Capacity                   Total
====================================================================================================================================
Balance at December 31, 1994                      $306                   $1,193                  $6,804                   $8,303
Expenses recorded                                8,799                   35,348                  24,660                   68,807
Payments and writeoffs                         (8,760)                  (5,073)                (13,510)                 (27,343)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                       345                   31,468                  17,954                   49,767
Expenses recorded                                   --                       --                      --                       --
Payments and writeoffs                           (135)                 (31,468)                 (9,777)                 (41,380)
Balance at December 31, 1996                      $210                     $ --                  $8,177                   $8,387
------------------------------------------------------------------------------------------------------------------------------------


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

The following table is a reconciliation of the restructuring reserve for the years ended December 31, 1996 and 1995. Write-offs include costs of disposing of assets, costs of vacating leased facilities, and costs of combining systems. Costs are applied against the reserve at the time the expense is incurred or an asset is removed from service in accordance with the original plan of combination.

                                                                              Lease Vacation
                                                     Severance and               and Other
(In thousands)                                      Related Benefits          Associated Costs                   Total
============================================================================================================================
Balance at December 31, 1994                            $        --               $        --                $        --
Expenses recorded                                             8,233                    22,865                     31,098
Payments and writeoffs                                        (501)                        --                      (501)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                  7,732                    22,865                     30,597
Expenses recorded and amounts
  capitalized                                                 6,718                     5,542                     12,260
Payments and writeoffs                                      (8,336)                  (18,478)                   (26,814)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                 $6,114                    $9,929                    $16,043
----------------------------------------------------------------------------------------------------------------------------

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


8 Lease Obligations

Capital Leases

Future minimum lease payments under noncancelable capital leases having terms in excess of one year are as follows:

Years ended December 31:
-----------------------------------------------------------------------------------------------------------------------------
1997                                                                                                 $1,502,000
1998                                                                                                    553,000
1999                                                                                                    205,000
2000                                                                                                    156,000
2001                                                                                                    106,000
-----------------------------------------------------------------------------------------------------------------------------
Total future minimum lease payments                                                                   2,522,000
Less amount representing interest                                                                       171,000
-----------------------------------------------------------------------------------------------------------------------------
Present value of minimum lease payments                                                               2,351,000
Less current portion                                                                                  1,395,000
-----------------------------------------------------------------------------------------------------------------------------
Capital lease obligations, less current portion                                                        $956,000
-----------------------------------------------------------------------------------------------------------------------------
Included in fixed assets are the following assets under capital leases:

                                                                                    1996                         1995
-----------------------------------------------------------------------------------------------------------------------------
Furniture and fixtures                                                             $2,004,000                  $2,089,000
Equipment                                                                           5,694,000                   5,720,000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                    7,698,000                   7,809,000
Less accumulated amortization                                                       3,578,000                   4,317,000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                   $4,120,000                  $3,492,000
-----------------------------------------------------------------------------------------------------------------------------

Operating Leases

The Company has cancelable and noncancelable operating lease agreements for equipment and office space which include renewal options. Total rental expense was $22,963,000, $25,671,000 and $19,252,000, in 1996, 1995 and 1994,
respectively. The Company's minimum future lease payments under noncancelable operating leases are as follows:

Years ended December 31:
----------------------------------------------------------------------------
1997                                                   $24,038,000
1998                                                    23,716,000
1999                                                    19,935,000
2000                                                    17,841,000
2001                                                    15,972,000
Thereafter                                              57,705,000
----------------------------------------------------------------------------
                                                      $159,207,000
----------------------------------------------------------------------------

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


10 Stock Option Plans

In 1987, the Company adopted the 1987 Stock Plan (the "1987 Plan") which provided that incentive stock options could be granted to officers and key employees and certain non-qualified options could be granted to purchase up to an aggregate of 1,358,577 shares of common stock. Options are exercisable in installments as determined by the Board of Directors of the Company. This vesting period is generally ratably over three years, commencing one year after grant date. Incentive and non-qualified stock options that are granted have terms not exceeding 10 years and exercise prices not less than fair market value at the date of grant. At December 31, 1996, no options remained to be granted and no options were outstanding under the 1987 Plan.

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

The Company has not awarded restricted stock, stock appreciation rights or performance units under the 1991 Plan. Incentive and non-qualified stock options granted under the 1991 Plan vest in installments as determined by the Board of Directors of the Company. This vesting period is generally ratably over three years commencing one year after grant date. Incentive and non-qualified stock options must have a term not exceeding 10 years and an exercise price not less than the fair market value of the Company common stock on the date of grant.

The maximum number of shares authorized under the 1991 plan is calculated each year to increase by a number of shares equal to two percent of the Company's Common Stock outstanding at the end of the immediately preceding year.

Preferred's Stock Incentive Plan (the "Preferred Plan") provided that up to 1,751,000 shares of Preferred common stock were available for granting of stock options or awards of restricted stock. On the date of the merger with Preferred, the Company replaced all options outstanding under the Preferred Plan with options to purchase shares of the Company's Common Stock based on the exchange ratio of .88 to 1. Options are generally subject to vesting requirements which allow for exercise of 25% of granted options two years after the date of grant and an additional 25% over each of the next three years and have terms not exceeding 10 years. There were no restricted stock awards granted during the three year period ended December 31, 1996 under the Preferred Plan.

Diagnostek had stock option plans under which both incentive and non-qualified options had been granted to employees and non-employees. The terminated 1983 plan allowed for the purchase of up to 2,000,000 shares of Diagnostek common stock of which substantially all options had been granted. During 1994, an additional 1,000,000 shares of common stock were authorized for issuance under the Diagnostek 1991 plan. The Diagnostek 1991 plan, as amended in 1994, permitted granting of options for the purchase of up to 1,950,000 shares. On the date of the merger with Diagnostek, the Company replaced all options outstanding under the Diagnostek plans with options to purchase shares of the Company's common stock based on the exchange ratio of 0.4975 to 1. Options are generally subject to vesting requirements which allow for exercise ratably over three years commencing one year after grant date and have terms not exceeding 10 years.

Common stock option transactions under the 1987 Plan, the 1991 Plan, the Preferred Plan, and the Diagnostek plans, follow:

                                                                                               Options Outstanding
                                                                             -------------------------------------------------------

                                                         Common Shares                                              Weighted
                                                      Available For Grant         Common Shares               Average Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                                       891,606                4,987,995                         $19.96
Change in shares reserved                                      1,355,260                       --                             --
      Options:
         Granted                                             (1,168,200)                1,168,200                          39.99
         Exercised                                                    --              (1,122,670)                          11.51
         Forfeited                                               188,235                (188,235)                          33.03
-----------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                     1,266,901                4,845,290                          26.53
Change in shares reserved                                        796,012                       --                             --
      Options:
         Granted                                             (2,179,861)                2,179,861                          32.66
         Exercised                                                    --                (724,975)                          16.62
         Forfeited                                               491,563                (491,563)                          34.66
-----------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                       374,615                5,808,613                          28.95
Change in shares reserved                                      1,073,775                       --                             --
      Options:
         Granted                                             (5,881,888)                5,881,888                          20.76
         Exercised                                                    --                (768,876)                          12.97
         Forfeited                                             6,039,231              (6,039,231)                          30.34
-----------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                     1,605,733                4,882,394                         $19.85
-----------------------------------------------------------------------------------------------------

The weighted average exercise price and weighted average remaining contractual life for options outstanding at December 31, 1996, under the above plans are as follows:


                                           Exercise Price                       Weighted Average             Weighted Average
    Options Outstanding               From                 To                    Exercise Price         Remaining Contractual Life
    -------------------               ----                 --                    --------------         --------------------------
             484,981                 $5.81               $18.00                       $13.13                   6.0 Years
           3,653,634                $18.38               $19.25                       $18.38                   7.8 Years
             743,779                $21.67               $37.13                       $31.48                   7.8 Years
             -------                                                                  ------                   ---------
           4,882,394                                                                  $19.85                   7.6 Years
           =========                                                                  ======                   =========

The weighted average exercise price for options exercisable at December 31, 1996, under the above plans are as follows:

         Options                         Exercise Price                     Weighted Average
       Exercisable                  From                 To                  Exercise Price
       -----------                  ----                 --                  --------------
             429,458                 $5.81              $18.00                     $14.13
             228,350                $18.38              $19.25                     $18.38
             324,125                $21.67              $37.13                     $30.05
             -------                                                               ------
             981,933                                                               $20.37
             =======                                                               ======

Options exercisable to purchase shares of common stock under the above plans at December 31, 1995 and 1994 were 3,205,496, and 2,561,637, respectively. The options exercisable at December 31, 1995 and 1994 have weighted average exercise prices of $25.15 and $15.50, respectively.

During 1996, the Company permitted certain option holders to surrender their options in exchange for new options with an exercise price of $18.375. Under this program, the new options vest over the same period of time, beginning on the new grant date, as did the original options surrendered. The new options terminate on the same date as the original options.

Common stock option transactions under this program follow:

                                                                       Options Outstanding
                                                    ---------------------------------------------------------
                                                                                            Weighted
                                                          Common Shares               Average Exercise Price
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                                        937,100                     $28.84
      Options:
         Granted                                                  641,075                      40.85
         Exercised                                                     --                         --
         Forfeited                                                     --                         --
-------------------------------------------------------------------------------
Balance, December 31, 1994                                      1,578,175                      33.72
      Options:
         Granted                                                1,171,905                      32.24
         Exercised                                                     --                         --
         Forfeited                                                     --                         --
-------------------------------------------------------------------------------
Balance, December 31, 1995                                      2,750,080                      33.09
      Options:
         Granted                                                5,434,321                      20.82
         Exercised                                                (7,300)                      18.38
         Forfeited                                            (4,545,971)                      30.10
-------------------------------------------------------------------------------
Balance, December 31, 1996                                      3,631,130                     $18.38
-------------------------------------------------------------------------------

Options exercisable to purchase shares of common stock under this program at December 31, 1996 were 234,150. The options exercisable at December 31, 1996 have a weighted average exercise price of $18.38.

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

Common stock option transactions under the Directors' Plan follow:

                                                                                             Options Outstanding
                                                                             -----------------------------------------------------
                                                         Common Shares                                            Weighted
                                                      Available For Grant         Common Shares             Average Exercise Price
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                                        22,500                   90,000                       $20.25
Change in shares reserved                                        137,500                       --                           --
      Options:
         Granted                                                      --                       --                           --
         Exercised                                                    --                 (22,760)                         8.27
         Forfeited                                                    --                       --                           --
-----------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                       160,000                   67,240                        24.30
Change in shares reserved                                             --                       --                           --
      Options:
         Granted                                                (30,500)                   30,500                        33.02
         Exercised                                                    --                       --                           --
         Forfeited                                                    --                       --                           --
-----------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                       129,500                   97,740                        27.03
Change in shares reserved                                             --                       --                           --
      Options:
         Granted                                                 (8,000)                    8,000                        25.14
         Exercised                                                    --                       --                           --
         Forfeited                                                    --                       --                           --
-----------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                       121,500                  105,740                       $26.88
-----------------------------------------------------------------------------------------------------

The weighted average exercise price and weighted average remaining contractual life for options outstanding at December 31, 1996, under the Directors' Plan are as follows:

                                           Exercise Price               Weighted Average                Weighted Average
   Options Outstanding                From                 To            Exercise Price            Remaining Contractual Life
   -------------------                ----                 --            --------------            --------------------------
             22,500                  $8.00                $8.00               $8.00                        4.25 Years
              2,500                 $19.00               $19.00              $19.00                        9.95 Years
             80,740                 $26.63               $37.50              $32.39                        7.50 Years
             ------                                                          ------                        ----------
            105,740                                                          $26.88                        6.87 Years
            =======                                                          ======                        ==========

The weighted average exercise price for options exercisable at December 31, 1996, under the Directors' Plan are as follows:

                Options                            Exercise Price                       Weighted Average
              Exercisable                     From                 To                    Exercise Price
              -----------                     ----                 --                    --------------
                  22,500                     $8.00                $8.00                        $8.00
                   1,250                    $19.00               $19.00                       $19.00
                  80,490                    $26.63               $37.50                       $31.06
                 -------                                                                      ------
                 104,240                                                                      $25.94
                 =======                                                                      ======

Options exercisable to purchase shares of common stock under the Directors' Plan at December 31, 1995 and 1994 were 86,490 and 67,240, respectively. The options exercisable at December 31, 1995 and 1994 have weighted average exercise prices of $26.22 and $24.32, respectively.

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

Common stock option transactions under the 1991 Directors' Plan follow:

                                                                    Options Outstanding
                                                    -------------------------------------------------------
                                                                                            Weighted
                                                         Common Shares              Average Exercise Price
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                                        39,600                    $21.16
Change in shares reserved                                             --                        --
      Options:
         Granted                                                      --                        --
         Exercised                                              (26,400)                     22.82
         Forfeited                                                    --                        --
----------------------------------------------------------------------------
Balance, December 31, 1994                                        13,200                     17.85
Change in shares reserved                                             --                        --
      Options:
         Granted                                                      --                        --
         Exercised                                                    --                        --
         Forfeited                                                    --                        --
----------------------------------------------------------------------------
Balance, December 31, 1995                                        13,200                     17.85
Change in shares reserved                                             --                        --
      Options:
         Granted                                                      --                        --
         Exercised                                                    --                        --
         Forfeited                                                    --                        --
----------------------------------------------------------------------------
Balance, December 31, 1996                                        13,200                    $17.85
----------------------------------------------------------------------------

The options outstanding at December 31, 1996 under the 1991 Directors' Plan have exercise prices ranging from $16.62 to $19.89, and have a weighted average remaining contractual life of 6.0 years.

Options exercisable to purchase shares of common stock under the 1991 Directors' Plan at December 31, 1996, 1995 and 1994 were 13,200. The options exercisable at December 31, 1996, 1995 and 1994 have a weighted average exercise price of $17.85.

In connection with the Company's acquisition of Medintell, the Company assumed all of the outstanding common stock options of Medintell.

Common stock option transactions in connection with the Company's acquisition of Medintell on January 10, 1996 follow:

                                                                    Options Outstanding
                                                      ---------------------------------------------
                                        Common
                                        Shares
                                     Available For      Common                  Weighted
                                         Grant          Shares            Average Exercise Price
----------------------------------------------------------------------------------------------------
Balance, December 31, 1995                  --                 --                       $  --
Change in shares reserved              192,469                 --                          --
      Options:
         Granted                      (192,469)           192,469                       $6.97
         Exercised                          --            (44,811)                      10.34
         Forfeited                          --            (13,334)                       5.27
--------------------------------------------------- ------------------------
Balance, December 31, 1996                  --            134,324                       $5.23
--------------------------------------------------- ------------------------

The weighted average exercise price and weighted average remaining contractual life for options outstanding at December 31, 1996, in connection with the Company's acquisition of Medintell are as follows:

                                         Exercise Price                 Weighted Average             Weighted Average
                                         --------------                 ----------------             ----------------
       Options Outstanding          From                 To              Exercise Price         Remaining Contractual Life
       -------------------          ----                 --              --------------         --------------------------
             124,029                 $4.25              $4.25                  $4.25                     8.3 Years
              10,295                $17.00             $17.00                 $17.00                     7.4 Years
             134,324                                                           $5.23                     8.2 Years

The weighted average exercise price for options exercisable at December 31, 1996, in connection with the Company's acquisition of Medintell are as follows:


              Options                            Exercise Price                       Weighted Average
              -------                            --------------                       ----------------
            Exercisable                     From                 To                    Exercise Price
            -----------                     ----                 --                    --------------
               18,130                       $4.25               $4.25                        $4.25
                8,057                      $17.00              $17.00                       $17.00
               26,187                                                                        $8.17

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

12 Supplemental Disclosures of Cash Flow Information


                                                                       1996                     1995                 1994
-----------------------------------------------------------------------------------------------------------------------------
Cash paid during the year for:
      Interest                                                            $816,000          $1,695,000           $2,566,000
      Income Taxes                                                     $33,156,000         $61,245,000          $19,112,000
-----------------------------------------------------------------------------------------------------------------------------
Noncash transactions:
      Capital leases entered into for equipment                        $        --          $        --            $731,000
      Notes receivable from sale of subsidiary                         $        --          $ 2,900,000         $        --
      Assets contributed in exchange for equity
         interest in joint venture                                     $18,577,000          $        --         $        --
      Common stock issued in acquisitions                              $23,065,000          $10,138,000         $(4,113,000)
      Common stock issued in litigation settlement                     $        --          $        --         $ 3,000,000
      Fixed asset writeoffs from merger and restructuring              $21,609,000          $        --         $        --
-----------------------------------------------------------------------------------------------------------------------------


13 Income Taxes

The provision for income taxes for the years ended December 31, 1996, 1995 and 1994 consisted of the following:

                                                                               1996                1995                1994
-----------------------------------------------------------------------------------------------------------------------------------
Current payable:
      Federal                                                               $16,786,000         $52,417,000         $31,398,000
      State                                                                   6,229,000           8,734,000           5,723,000
Deferred taxes:
      Provision (benefit)                                                    28,776,000        (55,357,000)           1,856,000
      Valuation allowance                                                     (849,000)             262,000             669,000
Goodwill reduction for acquired net operating
      loss carryforward utilization                                             801,000             202,000             416,000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            $51,743,000          $6,258,000         $40,062,000
-----------------------------------------------------------------------------------------------------------------------------------

Taxes payable for 1996, 1995 and 1994 were reduced by $2,888,000, $4,421,000 and $11,305,000 respectively for the tax benefit of disqualified dispositions of common stock and the exercise of non-qualified common stock options.

The tax benefits of carryforwards and temporary differences related to the deferred tax asset at December 31, 1996 and 1995 are as follows:

                                                                                          1996                     1995
-------------------------------------------------------------------------------------------------------------------------------
Carryforwards:
      Net operating loss carryforwards related to purchase
         business combinations                                                          $9,975,000              $8,598,000
-------------------------------------------------------------------------------------------------------------------------------
Temporary differences:
      Merger-related expense                                                             3,355,000              19,409,000
      Loss contracts                                                                     2,151,000              11,850,000
      Restructuring                                                                      3,017,000              11,933,000
      Estimated claims liabilities                                                      22,557,000              12,527,000
      Depreciation and amortization                                                     (8,353,000)             (3,141,000)
      Other                                                                             17,405,000              17,707,000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                        40,132,000              70,285,000
-------------------------------------------------------------------------------------------------------------------------------
Gross deferred tax benefit                                                              50,107,000              78,883,000
Valuation allowance                                                                     (4,917,000)             (5,238,000)
-------------------------------------------------------------------------------------------------------------------------------
Net deferred tax benefit                                                                45,190,000              73,645,000
Less current portion                                                                    43,568,000              71,797,000
-------------------------------------------------------------------------------------------------------------------------------
Long-term portion                                                                       $1,622,000              $1,848,000
-------------------------------------------------------------------------------------------------------------------------------

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

The Company's effective tax rate on earnings from continuing operations before income taxes differs from the Federal statutory regular tax rate as follows:


                                                                         1996                1995                  1994
-------------------------------------------------------------------------------------------------------------------------
Federal tax expense at statutory rate                                    35.0%              (35.0%)               35.0%
State income tax expense, net                                             5.2                 1.7                  3.7
Tax exempt income                                                        (0.5)               (3.4)                (1.0)
Non deductible merger-related expense                                     2.4                46.1                  2.6
Disposition of assets                                                     3.2                21.0                   --
Other                                                                    (0.7)               (1.6)                (0.1)
-------------------------------------------------------------------------------------------------------------------------
                                                                         44.6%               28.8%                40.2%
-------------------------------------------------------------------------------------------------------------------------

The Company had the following income tax carryforwards available at December 31, 1996:


                                                                                                   Tax Reporting
                                                                                  ------------------------------------------------
                                                                                                                   Years of
                                                                                            Amount                 Expiration
----------------------------------------------------------------------------------------------------------------------------------
U.S. federal regular net operating loss carryforwards
    acquired in purchase business combinations available
    for offset against future taxable income                                             $28,500,000               2002-2007
U.S. federal AMT net operating loss carryforwards
    acquired in purchase business combinations                                           $25,509,000               2002-2007
----------------------------------------------------------------------------------------------------------------------------------

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

16 Commitments and Contingencies

In September 1995, two purported shareholder class action lawsuits, Freedman v. Value Health, Inc., at al. and Balkheimer, et al. v. Value Health, Inc., et al., were filed in the United States District Court for the District of Connecticut against Value Health, certain of its current and former directors and senior officers and Nunzio DeSantis. The two lawsuits, which assert claims under the Securities Act and the Exchange Act, allege principally that Value Health and the individual defendants made false or misleading statements to the public in connection with Value Health's acquisition of Diagnostek in 1995. The complaints, which were consolidated on February 16, 1996, do not specify the amount of damages sought. On March 6, 1997, the court entered an order granting in part and denying in part the defendants' motion to dismiss.

On July 11, 1994, a purported shareholder class action lawsuit, Bash, et al. v. Diagnostek, et al. ("Bash"), was filed in the federal court in New Mexico against Diagnostek and certain of its former directors and senior officers alleging that the defendants made false or misleading statements to the public in connection with Diagnostek's financial results for the fiscal year ended March 31, 1994, the termination in August 1994 of Diagnostek's contracts with subsidiaries of CIGNA Corp. and the announcement in August 1994 of the award to Diagnostek of a contract with CHAMPUS. On September 10, 1996, the parties to Bash I reached a settlement, subject to court approval and other conditions. In a second action, Bash, et al v. Value Health, Inc., et al. ("Bash II"), the Bash I plaintiffs filed suit in federal court in New Mexico on December 15, 1995 against the same defendants, as well as Value Health and certain of its current or former directors and officers, asserting the same factual allegations made in Bash I, and, in addition, alleging that Value Health and certain individual defendants made false and misleading statements to the public in connection with Value Health's acquisition of Diagnostek in 1995. The complaint asserts claims under the Securities Act and the Exchange Act, as well as common law claims. The complaint does not specify the amount of damages sought. As part of the settlement reached in Bash I, Value Health expects that the overlapping claims in Bash II will be dropped.

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


17 Investments

Investments in debt and equity securities as of December 31, 1996 and 1995 are summarized as follows:


Available-for-Sale                                     Amortized       Unrealized          Unrealized              Aggregate
December 31, 1996                                        Cost             Gain                Loss                 Fair Value
---------------------------------------------------------------------------------------------------------------------------------
Obligations of U.S.
      Government and Agencies                         $5,468,000        $13,000             $(5,000)               $5,476,000
Equity Securities                                        644,000             --             (10,000)                  634,000
---------------------------------------------------------------------------------------------------------------------------------
                                                      $6,112,000        $13,000            $(15,000)               $6,110,000
---------------------------------------------------------------------------------------------------------------------------------


          Debt            Less than               One To               Five To                   After
      Maturities:         One Year              Five Years            Ten Years                Ten Years             Total
-----------------------------------------------------------------------------------------------------------------------------------
Amortized Cost                   $88,000             $5,380,000      $             --        $       --              $5,468,000
Aggregate
   Fair Value                    $88,000             $5,388,000      $             --        $       --              $5,476,000
-----------------------------------------------------------------------------------------------------------------------------------

Proceeds from the sale of available-for-sale securities were $50,677,000 and $139,978,000 for the years ended December 31, 1996 and 1995, respectively. Realized gains (losses) from these sales were $0 and $(559,000) in 1996 and 1995, respectively.


Available-for-Sale                        Amortized               Unrealized               Unrealized               Aggregate
December 31, 1995                           Cost                     Gain                     Loss                 Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
Obligations of States and
      Municipalities                        $31,751,000                  $14,000        $             --              $31,765,000
Obligations of U.S.
      Government and Agencies                 5,364,000                    4,000                      --                5,368,000
Equity Securities                             1,654,000                       --               (405,000)                1,249,000
-----------------------------------------------------------------------------------------------------------------------------------
                                            $38,769,000                  $18,000              $(405,000)              $38,382,000
-----------------------------------------------------------------------------------------------------------------------------------

       Debt                             Less than                  One To
   Maturities:                           One Year                Five Years                 Total
------------------------------------------------------------------------------------------------------------
Amortized Cost                          $25,499,000              $11,616,000              $37,115,000
Aggregate Fair Value                    $25,514,000              $11,619,000              $37,133,000
------------------------------------------------------------------------------------------------------------

18 Compensation Costs

The following pro forma presentation reflects net earnings (loss) and net earnings (loss) per share as if compensation cost and associated tax effects for stock-based employee compensation arrangements were measured using the fair value based method under the provisions of SFAS 123. As more fully described in
Note 1, the Company has elected the disclosure only provisions of SFAS 123. Pro forma net earnings (loss) and net earnings (loss) per share for the years ended December 31, 1996 and 1995 are as follows:

                                                                 1996                               1995
-------------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                                           $56,096,000                      $(31,223,000)
Net Earnings (Loss) Per Share                                       $1.02                            $(0.57)
-------------------------------------------------------------------------------------------------------------------------

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

20 Selected Quarterly Financial Data (Unaudited)



 (In thousands, except                                                                          Net                Earnings
    per share data)                       Costs of services      Earnings (loss)              Earnings              (loss)
        Quarter            Revenues          and products      before income taxes             (loss)              per share
--------------------------------------------------------------------------------------------------------------------------------
1996
First                      $490,760              $402,348             $32,362                 $19,094                $0.35
Second                      498,211               411,992              32,651                  19,273                 0.35
Third                       475,613               391,706              32,490                  19,136                 0.35
Fourth                      499,191               406,532              18,569                   6,826                 0.12
--------------------------------------------------------------------------------------------------------------------------------
Year                     $1,963,775            $1,612,578            $116,072                 $64,329                $1.17
--------------------------------------------------------------------------------------------------------------------------------
1995
First                      $444,217              $356,611             $23,450                 $13,893                $0.25
Second                      456,071               367,963              38,198                  22,871                 0.42
Third                       462,148               383,542            (82,926)                (54,688)               (1.00)
Fourth                      506,103               418,918               (431)                (10,043)               (0.18)
--------------------------------------------------------------------------------------------------------------------------------
Year                     $1,868,539            $1,527,034           $(21,709)               $(27,967)              $(0.51)
--------------------------------------------------------------------------------------------------------------------------------

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

Report of Independent Accountants


To the Stockholders and Board of Directors of Value Health, Inc.:


We have audited the consolidated financial statements and the financial statement schedule of Value Health, Inc. and its subsidiaries, listed in Item 14(a)(1) and 14(a)(2) of this Form 10-K/A(Amendment No. 2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Diagnostek, Inc. for the year ended December 31, 1994, which statements reflect revenues of approximately 39% of the related consolidated total. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Diagnostek, Inc., which is a wholly-owned subsidiary of Value Health, Inc., is based solely on the report of such other auditor.


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

The Committee is aware of the $1,000,000 limit on deductibility of executive compensation for the Chief Executive Officer and certain other executive officers created by ss.162(m) of the Internal Revenue Code of 1986, as amended, and will consider this limit in compensation decisions.

Executive Officer Compensation
------------------------------

Base Salary. In setting base salary compensation levels for the Chief Executive
-----------
Officer, the Committee takes into account such factors as (i) degree of impact in achieving corporate and divisional financial results, (ii) contribution to strategic direction setting and personnel development, (iii) the individual's past performance and compensation, and (iv) base compensation levels in comparable companies. Based on these factors, the Committee determines the base salary of the Chief Executive Officer, and reviews and comments on the Chief Executive Officer's recommendations for the base salaries of other executive officers and senior management. In setting or reviewing the base salary for the Company's executives, the Committee has not, and does not believe it is practicable to, quantify or otherwise attempt to assign relative weights to the specific factors its considers.

Annual Incentive Compensation. The annual incentive compensation element of the
-----------------------------
MIP consists of performance-based cash bonuses that depend upon the achievement of financial goals by the Company or a particular business unit, and the achievement of specified nonfinancial goals by the executive. Two-thirds of an executive's targeted bonus is based upon meeting financial performance goals established by the Committee at the beginning of each fiscal year. For 1996, those financial goals consisted of the achievement of targeted pre-tax earnings for either the Company as a whole or a particular business unit. The remaining one-third of the targeted bonus depends upon achieving defined nonfinancial goals, such as the development and execution of strategic plans, human resource or information system objectives, and the attainment of satisfactory customer service levels. Targeted bonus amounts range from 10% to 100% of base salary, and an executive may earn up to 200% of his or her targeted bonus for performance that exceeds established performance goals. The Committee believes such targets are competitive with levels generally established within the managed care industry.

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

Long-Term Compensation. The long-term compensation element of the MIP consists
----------------------
of annual stock option awards pursuant to the Company's 1991 Stock Plan. The objectives of these awards are to align the long-term interests of executives and shareholders by creating a strong, direct link between executive pay and shareholder return, and to encourage executive retention through deferred vesting schedules. The Committee's decision to grant options under the Plan and the size of any such grant is based on the Committee's consideration of the same performance-based factors described above for annual incentive compensation.

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


                                       Summary Compensation Table

                                                Annual Compensation
                                     -----------------------------------------------------
                                                                                 Other
                                                                                 Annual
             Name and                                                           Compen-
        Principal Position             Year      Salary ($)    Bonus ($) (1)   sation ($)
------------------------------------ ---------- ------------  --------------  ------------
Robert E. Patricelli
  Chairman of the                      1996        $677,000     $593,775           -
  Board of Directors,                  1995         623,077      253,000           -
  President and                        1994         475,000      475,000 (2)       -
  Chief Executive Officer

Steven J. Shulman                      1996         416,620      274,050           -
  President, Pharmacy & Disease        1995         355,772      218,000           -
  Management Group and Director        1994         300,000      195,000 (2)       -

James E. Buncher (6)                   1996         344,359      228,375           -
   President, Health Plans Group       1995         259,381      106,261           -
                                       1994         113,821      102,137           -

Paul M. Finigan                        1996         245,769       87,000           -
   Senior Vice President, General      1995         211,892       54,000           -
   Counsel and Secretary               1994         148,461       50,000 (2)       -

William J. Goss (7)                    1996         237,462       83,520           -
   Senior Vice President,              1995          69,231       25,000           -
   Strategy and Development            1994               -            -           -

                                      Summary Compensation Table
                                                 Long-Term Compensation
                                     --------------------------------------------
                                                   Awards               Payouts
                                     --------------------------------------------

                                      Restricted        Securities        LTIP        All Other
             Name and                   Stock           Underlying        Pay-         Compen-
        Principal Position            Awards ($)       Options (#)      outs ($)     sation ($)
------------------------------------ ------------- -----------------  -----------  ----------------
Robert E. Patricelli
  Chairman of the                         -             424,800 (4)        -           $10,193 (5)
  Board of Directors,                     -              30,000 (3)        -             8,325 (5)
  President and                           -             247,500 (2)(3)     -             8,325 (5)
  Chief Executive Officer

Steven J. Shulman                         -             337,750 (4)        -             5,788 (5)
  President, Pharmacy & Disease           -              80,000 (3)        -             5,010 (5)
  Management Group and Director           -              99,500 (2)(3)     -             5,010 (5)

James E. Buncher (6)                      -             200,000 (3)(4)     -             8,010 (5)
   President, Health Plans Group          -             100,000 (3)        -             6,212 (5)
                                          -             -                  -             4,987 (5)

Paul M. Finigan                           -             151,167 (3)(4)     -             4,908 (5)
   Senior Vice President, General         -              60,000 (3)        -             4,724 (5)
   Counsel and Secretary                  -              40,000 (2)(3)     -             4,699 (5)

William J. Goss (7)                       -             120,000 (3)(4)     -             4,879 (5)
   Senior Vice President,                 -              90,000 (3)        -             2,166 (5)
   Strategy and Development               -                 -              -               -


(1) Amounts awarded under the Management Incentive Program for the respective fiscal year's performance.

(2) For 1994 performance, Messrs. Patricelli, Shulman and Finigan received such amounts in the form of stock option grants of 47,500, 19,500 and 5,000 shares, respectively.

(3) Options granted under the Company's Management Incentive Program for the respective fiscal year's performance.

(4) Options granted under the Company's 1996 option cancel and replace program.

(5) The Company made matching contributions under the Company's 401 (k) Plan for Messrs. Patricelli, Shulman, Buncher, Finigan and Goss, respectively, in the amounts of $4,500, $4,500, $4,500, $4,500 and $4,500, respectively, for fiscal 1996, $4,500, $4,500, $4,500, $4,500 and $2,077, respectively, for fiscal 1995 and $4,500, $4,500, $4,240, $4,500 and $0, respectively, for fiscal 1994. The Company also made contributions under its group term life insurance policy, in the amounts of $5,693, $1,288, $3,510, $408 and $379, respectively, for fiscal year 1996 and $3,825, $510, $1,712, $224 and $89, for fiscal 1995 and $3,825, $510, $747, $199 and $0, respectively, for fiscal 1994.

(6) Mr. Buncher joined the Company in connection with the purchase of Community Care Network in June 1994.

(7) Mr. Goss joined the Company in connection with the purchase of Value Health Management in May 1995.

                             1996 Option/SAR Grants


                        Option Grants in Last Fiscal Year

                         Number of           Percentage of
                         Securities          Total Options
                         Underlying            Granted to        Exercise
                          Options             Employees in        Price            Expiration
        Name             Granted (#)          Fiscal Year        ($/share)            Date
---------------------- ---------------     ------------------- -------------  ---------------------
Robert E. Patricelli          424,800 (1)          -             $18.375         2/7/02-2/6/06

Steven J. Shulman             337,750 (1)          -              18.375         2/7/02-2/6/06

James E. Buncher              100,000 (1)          -              18.375            11/2/05
                              100,000 (2)        7.00%            18.375            9/27/06

Paul M. Finigan               141,167 (1)          -              18.375        2/23/03-6/13/06
                               10,000 (3)        0.70%            26.750            6/13/06

William J. Goss               110,000 (1)          -              18.375        5/11/05-6/13/06
                               10,000 (3)        0.70%            26.750            6/13/06


                              Potential Realizable Value
                              at Assumed Annual Rates of
                               Stock Price Appreciation
                                   for Option Term
                        ---------------------------------------
        Name                5% ($)              10% ($)
----------------------  ----------------  ---------------------
Robert E. Patricelli        $ 3,632,552            $ 8,718,166

Steven J. Shulman             2,845,411              6,807,110

James E. Buncher              1,037,295              2,568,885
                              1,155,594              2,928,502

Paul M. Finigan               1,341,868              3,276,122
                                168,229                426,326

William J. Goss               1,125,245              2,780,280
                                168,229                426,326

----------------------

(1) Options granted to named officers under the Company's 1996 option cancel and replace program. Options granted to named officers are one-third exercisable on September 27, 1997, one-third exercisable on September 27, 1998 and the remaining one-third exercisable on September 27, 1999, except for 107,500, 32,250 and 5,000 shares for Messrs. Patricelli, Shulman and Finigan, respectively, which were fully vested when granted. All other terms remain unchanged from the original grant, including the grant expiration date. The potential realizable value is calculated based on each original including the grant expiration date. The potential realizable value is calculated based on each original grant expiration date (see Ten-Year Option/SAR Repricing table). Options granted under the Company's 1996 option cancel and replace program were not included in the calculation of the percentage of total options granted to employees in 1996.

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

    Aggregated Option/SAR Exercises and Fiscal Year End Options/SAR Values



                           Shares                             Number of Securities               Value of Unexercised
                          Acquired                           Underlying Unexercised             In-The-Money Options At
                        On Exercise         Value        Options at Fiscal Year End (#)         Fiscal Year End ($)(1)
                                                         -------------------------------  ------------------------------------
Name                        (#)          Realized ($)     Exercisable    Unexercisable     Exercisable       Unexercisable
---------------------- ---------------  ---------------  --------------- ---------------  ---------------  -------------------

Robert E. Patricelli         -                -             107,500         317,300          $   120,938          $   356,963

Steven J. Shulman            -                -              35,250         305,500               39,656              343,688

James E. Buncher             -                -                -            200,000             -                     225,000

Paul M. Finigan              -                -              5,000          136,167                5,625              153,188

William J. Goss              -                -                -            155,000             -                     174,375

----------------------

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

                                                          Ten-Year Option/SAR Repricings
                                                          ------------------------------

                                                                                                                     Length of
                                                   Number of                                                         Original
                                                   Securities                                                        Option Term
                                                   Underlying       Market Price                                     Remaining
                                                   Options/         of Stock at       Exercise Price                 at Date of
                                                   SARs             Time of           at Time of        New          Repricing or
                Name and                           Repriced or      Repricing or      Repricing or      Exercise     Amendment
           Principal Position             Date     Amended(#)       Amendment($)      Amendment($)      Price ($)    (months)
-------------------------------------   --------   ------------   ---------------   ---------------   -------------  --------------
Robert E. Patricelli                     9/27/96       30,000        $ 18.375           $23.000         $18.375           113
  Chairman of the Board                  9/27/96      150,000          18.375            35.250          18.375           102
  of Directors, President and            9/27/96       50,000          18.375            37.125          18.375           101
  Chief Executive Officer                9/27/96       47,500          18.375            35.250          18.375           100
                                         9/27/96       50,000          18.375            38.750          18.375           89
                                         9/27/96       37,300          18.375            26.750          18.375           77
                                         9/27/96       60,000          18.375            21.833          18.375           65

Steven J. Shulman                        9/27/96       20,000          18.375            23.000          18.375           113
  President, Pharmacy & Disease          9/27/96       60,000          18.375            23.250          18.375           110
  Management Group and Director          9/27/96       20,000          18.375            37.125          18.375           101
                                         9/27/96       19,500          18.375            35.250          18.375           100
                                         9/27/96       60,000          18.375            45.000          18.375           95
                                         9/27/96       20,000          18.375            38.750          18.375           89
                                         9/27/96       90,000          18.375            29.625          18.375           84
                                         9/27/96       16,000          18.375            26.750          18.375           77
                                         9/27/96       32,250          18.375            21.833          18.375           65

James E. Buncher                         9/27/96      100,000          18.375            23.250          18.375           110
   President, Health Plans Group

Paul M. Finigan                          9/27/96       10,000          18.375            26.750          18.375           117
   Senior Vice President, General        9/27/96       30,000          18.375            23.000          18.375           113
   Counsel and Secretary                 9/27/96       30,000          18.375            23.250          18.375           110
                                         9/27/96       10,000          18.375            37.125          18.375           101
                                         9/27/96        5,000          18.375            35.250          18.375           100
                                         9/27/96       25,000          18.375            45.000          18.375           95
                                         9/27/96        5,000          18.375            38.750          18.375           89
                                         9/27/96       25,000          18.375            36.750          18.375           86
                                         9/27/96        1,167          18.375            26.750          18.375           77

William J. Goss                          9/27/96       10,000          18.375            26.750          18.375           117
   Senior Vice President,                9/27/96       10,000          18.375            23.000          18.375           113
   Strategy and Development              9/27/96       50,000          18.375            23.250          18.375           110
                                         9/27/96       40,000          18.375            33.875          18.375           104

David M. Wurzer                          9/27/96       32,500          18.375            23.000          18.375           113
   Senior Vice President and             9/27/96       30,000          18.375            23.250          18.375           110
   Chief Financial Officer               9/27/96       10,000          18.375            37.125          18.375           101
                                         9/27/96        4,500          18.375            35.250          18.375           100
                                         9/27/96       25,000          18.375            45.000          18.375           95
                                         9/27/96       25,000          18.375            38.750          18.375           89

Stock Performance Table

The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on the Common Stock of the Company from December 31, 1991 to February 28, 1997, with the cumulative total return of the S&P 500 and the S&P Healthcare composite index over the same period.


                      Comparison of Cumulative Total Return

                            [LINE GRAPH APPEARS HERE]

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


                                                 Amount & Nature of             Percentage of Common
Name and Address                                 Beneficial Ownership (1)       Stock Outstanding
-----------------------------------------------------------------------------------------------------
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

2. The sole general partner of Warburg, Pincus Capital Company, L.P. ("Warburg") is Warburg, Pincus & Co., a New York general partnership ("WP"). E.M. Warburg, Pincus & Co., LLC, a New York limited liability company ("EMW LLC") manages Warburg. The members of EMW LLC are substantially the same as the partners of WP. Lionel I. Pincus is the Managing Partner of WP and the Managing Member of EMW LLC and may be deemed to control both WP and EMW LLC. WP, as the sole general partner of Warburg, has a 20% interest in the profits of Warburg. Mr. Moorhead, a director of the Company, is a Member and Senior Managing Director of EMW LLC and a general partner of WP. Mr. Vogelstein, a Director of the Company, is a Member, Vice Chairman and President of EMW LLC and a general partner of WP. As such, Mr. Moorhead and Mr. Vogelstein may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares beneficially owned by Warburg, EMW LLC and WP. All of the shares as indicated owned by Mr. Moorhead and Mr. Vogelstein are owned directly by Warburg and are included because of their affiliation with Warburg. Mr. Moorhead and Mr. Vogelstein disclaim "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Exchange Act, except to the extent of their indirect pecuniary interest.

3. Smith Barney Holdings, Inc. ("SB Holdings") and Travelers Group Inc. ("TRV") have jointly filed a Schedule 13G dated January 31, 1997, pursuant to
    Section 13 of the Securities Exchange Act of 1934, as amended and the foregoing information is derived from such Schedule 13G. SB Holdings and TRV disclaim beneficial ownership of all such shares.

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

Item 13. Certain Relationships and Related Transactions
-------- ----------------------------------------------

None.


Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
-------- ---------------------------------------------------------------


         (a) (1) Consolidated Financial Statements
             Financial Statements of Value Health, Inc. and its subsidiaries are included in Part II, Item 8, pages 20 through 50 of this report and include:

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

             . Consolidated Statement of Cash Flows for the years ended December
               31, 1996, 1995 and 1994

             . Notes to Consolidated Financial Statements

             . Report of Independent Accountants - Coopers & Lybrand L.L.P.

             . Independent Auditors' Report - KPMG Peat Marwick LLP


         (a)(2)  Financial Statement Schedule

             The following supplemental schedule and related information for the years ended December 31, 1996, 1995 and 1994, is included on page 75 of this report:

             . Schedule II: Valuation and Qualifying Accounts


             All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(a) (3)    List of Exhibits:


Exhibit
Number     Description of Exhibit
------     ----------------------
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

21.        -Consent of Independent Accountants.

*          Confidential Treatment Previously Granted.

**         Executive Compensation Plans and Arrangements.

(b)        Reports of Form 8-K

           The Company filed a Current Report on Form 8-K during the fourth quarter of 1996, dated October 11, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VALUE HEALTH, INC.
DATE:  March 24, 1997
                                   BY:  \s\ David M. Wurzer
                                   -------------------------------------
                                          David M. Wurzer
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

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


                   Signature                                              Titles(s)                                   Date
                   ---------                                              ---------                                   ----
                                                            Chairman of the Board, President                     March 24, 1997
  \s\ Robert E. Patricelli                                  Chief Executive Officer, and
----------------------------------------------------        Director (Principal Executive Officer)
Robert E. Patricelli

  \s\ Steven J. Shulman                                     President, Pharmacy and Disease                      March 24, 1997
----------------------------------------------------        Management Group and
Steven J. Shulman                                           Director


  \s\ William J. McBride                                    Director                                             March 24, 1997
----------------------------------------------------
William J. McBride

  \s\ David J. McDonnell                                    Director                                             March 24, 1997
----------------------------------------------------
David J. McDonnell, D.S.W.

                                                            Director                                             March 24, 1997
----------------------------------------------------
Walter J. McNerney

  \s\ Rodman W. Moorhead, III                               Director                                             March 24, 1997
----------------------------------------------------
Rodman W. Moorhead, III


  \s\ Constance B. Newman                                   Director                                             March 24, 1997
----------------------------------------------------
Constance B. Newman

  \s\ John L. Vogelstein                                    Director                                             March 24, 1997
----------------------------------------------------
John L. Vogelstein

\s\ Hicks B. Waldron                                        Director                                             March 24, 1997
----------------------------------------------------
Hicks B. Waldron

                       VALUE HEALTH, INC. AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             For The Years Ended December 31, 1996, 1995 and 1994


-------------------------------------------------------------------------------------------------------------------------------
                  COLUMN A                     COLUMN B                        COLUMN C                            COLUMN D
                                                              -----------------------------------------------------------------
                                                                               ADDITIONS
-------------------------------------------------------------------------------------------------------------------------------
                                                BALANCE AT           CHARGED TO            CHARGED TO

                                                 BEGINNING            COSTS AND               OTHER               DEDUCTIONS
                 DESCRIPTION                     OF PERIOD            EXPENSES               ACCOUNTS
-------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1996:

      Valuation Allowance For
        Deferred Tax Asset                         $5,238,000                    -                     -           $321,000

      Allowance For Doubtful
        Accounts                                  $17,171,000          $14,122,000                     -         $9,173,000/(2)/
-------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1995:

      Valuation Allowance For
        Deferred Tax Asset                         $4,976,000             $262,000                     -                     -

      Allowance For Doubtful
        Accounts                                  $11,811,000           $8,798,000/(3)/        $284,000/(3)/      $3,722,000/(2)/
-------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1994:

      Valuation Allowance For
        Deferred Tax Asset                         $4,307,000             $669,000                    --                    --

      Allowance For Doubtful
        Accounts                                   $6,167,000           $5,915,000           $2,103,000/(1)/      $2,374,000(2)
-------------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------
                  COLUMN A              COLUMN E
                                   --------------------
-------------------------------------------------------
                                        BALANCE AT
                                          END OF
         DESCRIPTION                      PERIOD
-------------------------------------------------------
Year Ended December 31, 1996:

      Valuation Allowance For
        Deferred Tax Asset                  $4,917,000

      Allowance For Doubtful
        Accounts                           $22,120,000
-------------------------------------------------------
Year Ended December 31, 1995:

      Valuation Allowance For
        Deferred Tax Asset                  $5,238,000

      Allowance For Doubtful
        Accounts                           $17,171,000
-------------------------------------------------------
Year Ended December 31, 1994:

      Valuation Allowance For
        Deferred Tax Asset                  $4,976,000

      Allowance For Doubtful
        Accounts                           $11,811,000
-------------------------------------------------------


(1) Acquisition of Community Care Network, Inc. in June 1994, as well as amounts written off directly against revenue.

(2) Write-Off of uncollectible accounts, net of recoveries, and sale of Lewin-VHI in May 1996. Acquisition of Value Health Management, Inc. in May 1995, and Health Management Strategies in February 1995.