Form 10-K/A
period 1996-12-31
VALUE HEALTH INC / CT
filed 1997-05-09
CIK 872653

                                  FORM 10-K/A
                               (Amendment No. 3)

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

10.5**     -Amended and Restated Employment Agreement dated as of September 1,
           1993, by and between the Registrant and Robert E. Patricelli. (filed as Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by this reference)

10.5a -Amendment, dated September 27, 1996 to Employment Agreement between the Registrant and Robert E. Patricelli. (Previously filed (A)).

10.6 -Amended and Restated Employment Agreement dated as of March 1, 1994, by and between the Registrant and Steven J. Shulman. (filed as Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended
           December 31, 1994 and incorporated herein by this reference)

10.6a -Amendment, dated September 27, 1996 to Employment Agreement between the Registrant and Steven J. Shulman. (Previously filed (A)).

10.7 -Employment Agreement dated as of September 8, 1995 by and between the Registrant and James E. Buncher. (filed as Exhibit 10.8 to the
           Registrant's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by this reference)

10.7a -Amendment dated September 27, 1996 to Employment Agreement between the Registrant and James E. Buncher. (Previously filed (A))

10.8 -Employment Agreement dated as of March 1, 1996 by and between the Registrant and Paul M. Finigan. (Previously filed (A))

10.8a Amendment dated September 27, 1996 to Employment Agreement between the Registrant and Paul M. Finigan. (Previously filed (A))

10.9 -Employment Agreement dated as of September 2, 1996 by and between the Registrant and William J. Goss. (Previously filed (A))

10.9a Amendment dated September 27, 1996 to Employment Agreement between the Registrant and William J. Goss. (Previously filed (A))

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

10.22 Revolving Credit Agreement dated August 21, 1996. (filed as exhibit 10 to the Registrant's Form 10-Q for the three months ended September 30, 1996 and incorporated herein by this reference)

11.        -Computation of Net Earning Per Share. (Previously filed (A).

23.        -Consent of Independent Accountants.

(A)        Filed as an exhibit to Form 10-K/A (Amendment No. 2) on May 5, 1997

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

                                   VALUE HEALTH, INC.

DATE:  May 9, 1997
                                   BY:  \s\ David M. Wurzer
                                   -------------------------------------
                                          David M. Wurzer
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                   Signature                                              Titles(s)                                   Date
                   ---------                                              ---------                                   ----
                                                            Chairman of the Board, President                     May 9, 1997
  \s\ Robert E. Patricelli                                  Chief Executive Officer, and
----------------------------------------------------        Director (Principal Executive Officer)
Robert E. Patricelli

  \s\ Steven J. Shulman                                     President, Pharmacy and Disease                      May 9, 1997
----------------------------------------------------        Management Group and
Steven J. Shulman                                           Director


  \s\ William J. McBride                                    Director                                             May 9, 1997
----------------------------------------------------
William J. McBride

  \s\ David J. McDonnell                                    Director                                             May 9, 1997
----------------------------------------------------
David J. McDonnell, D.S.W.

                                                            Director                                             May 9, 1997
----------------------------------------------------
Walter J. McNerney

  \s\ Rodman W. Moorhead, III                               Director                                             May 9, 1997
----------------------------------------------------
Rodman W. Moorhead, III


  \s\ Constance B. Newman                                   Director                                             May 9, 1997
----------------------------------------------------
Constance B. Newman

  \s\ John L. Vogelstein                                    Director                                             May 9, 1997
----------------------------------------------------
John L. Vogelstein

\s\ Hicks B. Waldron                                        Director                                             May 9, 1997
----------------------------------------------------
Hicks B. Waldron

                                      74