Form 10-Q
period 1997-03-31
VALUE HEALTH INC / CT
filed 1997-05-14
CIK 872653

                              FORM 10-QFORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997
                                                --------------

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                        Commission file number 1-11506
                        ------------------------------

                              VALUE HEALTH, INC.
                              ------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                         06-1194838
-------------------------------------     --------------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

22 Waterville Road, Avon, Connecticut                      06001
                                          --------------------------------------
(Address of principal executive offices)                 (Zip Code)

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

                   Yes     X                             No  ________
                          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares of Common Stock, without par value, outstanding on May 7, 1997 was 54,640,727.


                       Exhibit Index located on Page 18.

                              VALUE HEALTH, INC.

                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I -- FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----
     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1997
               AND DECEMBER 31, 1996                                        3

              CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
               ENDED MARCH 31, 1997 AND 1996                                4

              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
               MONTHS ENDED MARCH 31, 1997 AND 1996                         5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    6


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                          10


PART II -- OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            16

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             16

SIGNATURES                                                                 17

                              VALUE HEALTH, INC.
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
              (in thousands, except par value and share amounts)

                                                                     March 31, 1997    December 31, 1996
                                                                      (unaudited)          (audited)
                                                                     --------------   ------------------
ASSETS

Current assets:
  Cash and cash equivalents                                             $   98,941          $   85,284
  Restricted cash                                                            2,089               4,030
  Short-term investments                                                        89                  88
  Accounts receivable (net of allowance for doubtful accounts of
     $19,552 and $22,120, respectively)                                    380,134             363,320
  Inventories                                                               13,254              27,198
  Prepaid expenses and other current assets                                 15,695              26,365
  Deferred taxes                                                            44,237              43,568
                                                                        ----------          ----------
       Total current assets                                                554,439             549,853
                                                                        ----------          ----------
Fixed assets:
  Land                                                                       3,519               3,513
  Buildings                                                                 14,653              15,107
  Furniture and fixtures                                                    21,690              19,053
  Equipment and software                                                   187,089             168,728
  Leasehold improvements                                                    16,553              13,388
                                                                        ----------          ----------
                                                                           243,504             219,789
  Less accumulated depreciation and amortization                           (81,960)            (74,216)
                                                                        ----------          ----------
       Total fixed assets                                                  161,544             145,573
                                                                        ----------          ----------

Long-term investments                                                        5,696               6,022
Goodwill, net                                                              334,026             337,558
Other assets                                                                62,887              62,218
                                                                        ----------          ----------
                                                                           402,609             405,798
                                                                        ----------          ----------

Total assets                                                            $1,118,592          $1,101,224
                                                                        ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Payable to providers                                                  $  197,785          $  193,219
  Accounts payable and accrued expenses                                     43,179              41,131
  Due to former shareholder's of affiliates                                 58,609              64,009
  Merger related expense                                                     4,830               8,387
  Accrued loss contracts                                                       320               5,378
  Restructuring reserve                                                     12,639              16,043
  Other liabilities                                                         17,948              24,188
                                                                        ----------          ----------
       Total current liabilities                                           335,310             352,355
                                                                        ----------          ----------

Capital lease obligations, less current portion                                922                 956
Borrowings under line of credit                                             97,500              87,500
Other liabilities                                                            4,580               3,515
                                                                        ----------          ----------
       Total long-term liabilities                                         103,002              91,971
                                                                        ----------          ----------

       Total liabilities                                                   438,312             444,326
                                                                        ----------          ----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.01 par value, authorized 1,000,000
     shares, no shares issued                                                  -                   -
  Common stock - without par value, authorized 100,000,000
     shares, issued 55,688,210 and 55,469,124 shares, respectively         509,877             505,649
  Retained earnings                                                        197,525             178,279
  Treasury stock, at cost, 1,056,398 shares                                (27,030)            (27,030)
  Unrealized loss on securities available-for-sale, net of tax                 (92)                -
                                                                        ----------          ----------
       Total stockholders' equity                                          680,280             656,898
                                                                        ----------          ----------
Total liabilities and stockholders' equity                              $1,118,592          $1,101,224
                                                                        ==========          ==========

                See notes to consolidated financial statements.

                              VALUE HEALTH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                    for the three months ended
                                                             March 31,
                                                  ------------------------------
                                                      1997              1996
                                                  ------------      ------------
REVENUES:
   Prescription drugs - services                   $ 280,991         $ 294,875
   Prescription drugs - products                      97,188            98,849
   Mental health                                      56,050            52,285
   Workers' compensation                              33,895            27,648
   Disease management and information services         7,391            14,134
   Other                                               1,800             1,389
   Investment income                                   1,185             1,580
                                                  ------------      ------------
        Total revenues                               478,500           490,760
                                                  ------------      ------------

EXPENSES:
   Costs of services                                 297,050           318,171
   Costs of products                                  87,614            84,177
   Selling, general and administrative                47,946            46,439
   Depreciation and amortization                       8,988             7,344
   Amortization of goodwill                            2,906             2,187
   Interest expense                                    1,384                80
                                                  ------------      ------------
        Total expenses                               445,888           458,398
                                                  ------------      ------------

Earnings before income taxes                          32,612            32,362

   Provision for income taxes                         13,366            13,268
                                                  ------------      ------------

NET EARNINGS                                       $  19,246         $  19,094
                                                  ============      ============

Weighted average common shares
  and common share equivalents outstanding            55,563            55,125
                                                  ============      ============

NET EARNINGS PER SHARE                             $    0.35         $    0.35
                                                  ============      ============

                See notes to consolidated financial statements.

                              VALUE HEALTH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the three months ended March 31, 1997 and 1996
                                (in thousands)
                                  (unaudited)

                                                                       1997           1996
                                                                  -------------   ------------
Cash flows from operating activities:
  Net earnings                                                     $    19,246     $   19,094
                                                                  -------------   ------------
  Adjustments to reconcile net earnings to net cash:

    Depreciation and amortization                                        8,988          7,344
    Provision for doubtful accounts and notes receivable                    11          1,792
    Deferred taxes                                                        (669)         5,450
    Tax effect of certain stock option transactions                        400          2,500
    Amortization of goodwill                                             2,906          2,187
    Amortization of deferred revenue                                    (4,765)        (4,788)
    Amortization of investment premiums                                     (3)            60
    Loss on sales of securities                                              9              -

  Change in assets and liabilities:
    (Increase) decrease in assets:
      Restricted cash                                                    1,941          1,000
      Accounts receivable                                              (16,825)       (14,353)
      Inventories                                                       13,944          6,624
      Other current and non-current assets                                (335)        (3,977)
    Increase (decrease) in liabilities:
      Payable to providers                                               4,566         (4,229)
      Accounts payable and accrued expenses                               (381)           (65)
      Merger-related expense                                            (3,557)        (5,690)
      Accrued contract losses                                           (5,058)        (5,817)
      Restructuring reserve                                             (3,180)        (2,940)
      Due to former shareholder's of affiliates                         (5,400)          (400)
      Income taxes payable                                              11,608          5,791
      Other Liabilities                                                 (1,301)         7,153
                                                                  -------------   ------------
        Total adjustments                                                2,899         (2,358)
                                                                  -------------   ------------
        Net cash provided by operating activities                       22,145         16,736
                                                                  -------------   ------------
Cash flows from investing activities:
  Capital expenditures                                                 (25,889)       (10,279)
  Proceeds from sale of fixed assets                                         -          6,536
  Purchase of subsidiaries and assets, net of cash acquired                  -         (1,514)
  Sale of assets of subsidiary, net of cash sold                         4,235              -
  Purchases of securities                                                    -        (14,172)
  Proceeds from maturities and sales of investment securities             (166)        24,632
                                                                  -------------   ------------
        Net cash provided by (used in) investing activities            (21,820)         5,203
                                                                  -------------   ------------
Cash flows from financing activities:
  Proceeds from exercise of common stock options                         3,837          7,709
  Advances under financing agreements                                        -              -
  Collections under financing agreements                                     -              -
  Payments for common stock repurchase                                       -        (25,353)
  Borrowings under line of credit                                       10,000              -
  Payments of long-term debt and capital lease obligations                (505)          (324)
                                                                  -------------   ------------
        Net cash provided by (used in) financing activities             13,332        (17,968)
                                                                  -------------   ------------
Net increase in cash and cash equivalents                               13,657          3,971

Cash and cash equivalents at beginning of period                        85,284         68,505
                                                                  -------------   ------------
Cash and cash equivalents at end of period                         $    98,941       $ 72,476
                                                                  =============   ============

                See notes to consolidated financial statements

                               VALUE HEALTH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation:

     The unaudited interim consolidated financial statements included herein, as of and for the three-month periods ended March 31, 1997 and 1996, contain all adjustments which, in the opinion of management, are necessary to present a fair statement of the financial condition, results of operations and cash flows for the interim periods reported. Operating results for the interim periods are not necessarily indicative of those expected for the full year.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the Company's audited financial statements for the year ended December 31, 1996. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the Company's December 31, 1996 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions, rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K/A (Amendment No. 3) for the year ended December 31, 1996.


2.   Merger

     On January 15, 1997, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") involving a stock-for-stock transaction with Columbia/HCA Healthcare Corporation ("Columbia"), a New York Stock Exchange company and the largest provider of healthcare services in the United States. On April 14, 1997, the Company entered into an amended and restated Merger Agreement with Columbia providing for a merger in which each outstanding share of Value Health common stock would be exchanged for $20.50 in cash. Consummation of the Merger is subject to satisfaction of certain conditions, including regulatory approvals and approval by shareholders of Value Health. The Value Health shareholder meeting date has been scheduled for June 18, 1997. In the event of termination under specified conditions, Columbia may be entitled to receive a fee of $45 million from the Company.

3.   Investments:

     Investments in debt and equity securities as of March 31, 1997 and December 31, 1996 are summarized as follows:

    AVAILABLE-FOR-SALE    AMORTIZED   UNREALIZED   UNREALIZED   AGGREGATE
      MARCH 31, 1997         COST        GAIN         LOSS      FAIR VALUE
----------------------------------------------------------------------------
 Obligations of U.S.
  Government and
  Agencies                $5,471,000     $1,000    $ (10,000)   $5,462,000
 Equity Securities           470,000          -     (147,000)      323,000
----------------------------------------------------------------------------
                          $5,941,000     $1,000    $(157,000)   $5,785,000
============================================================================

                              VALUE HEALTH, INC.

             DEBT
          MATURITIES:       LESS THAN ONE YEAR    ONE TO FIVE YEARS     TOTAL
    ----------------------------------------------------------------------------
     Amortized Cost                $88,000           $5,383,000      $5,471,000
     Aggregate Fair Value          $89,000           $5,373,000      $5,462,000
    ----------------------------------------------------------------------------

     Proceeds from the sale of available-for-sale securities were $166,000 and $19,590,000 for the three months ended March 31, 1997 and 1996, respectively. Realized losses from these sales were $9,000 and $0 for the three months ended March 31, 1997 and 1996, respectively.

      AVAILABLE-FOR-SALE    AMORTIZED   UNREALIZED   UNREALIZED    AGGREGATE
       DECEMBER 31, 1996      COST         GAIN        LOSS        FAIR VALUE
     -------------------------------------------------------------------------
     Obligations of U.S.
      Government and
      Agencies              $5,468,000     $13,000   $   (5,000)   $5,476,000
     Equity Securities         644,000          --      (10,000)      634,000
    -------------------------------------------------------------------------
                            $6,112,000     $13,000   $  (15,000)   $6,110,000
    ==========================================================================

        DEBT
     MATURITIES:           LESS THAN ONE YEAR  ONE TO FIVE YEARS    TOTAL
    -------------------------------------------------------------------------
     Amortized Cost              $88,000            $5,380,000    $5,468,000
     Aggregate Fair Value        $88,000            $5,388,000    $5,476,000
    -------------------------------------------------------------------------

4.   Merger Related Expense:

     The following table is a reconciliation of the accrued merger related expense for the three months ended March 31, 1997.

                                                      ASSET
                                                 WRITE-OFFS AND
                                                     COSTS OF     REDUCTION OF
                                   TRANSACTION     COMBINING        HEADCOUNT
            (IN THOUSANDS)            COSTS        OPERATIONS     AND CAPACITY    TOTAL
    -------------------------------------------------------------------------------------
     Balance at December 31, 1996     $ 210          $    --          $ 8,177    $8,387
     Expenses Recorded                   --               --               --        --
     Payments and Write-Offs           (210)              --           (3,347)   (3,557)
    -------------------------------------------------------------------------------------
     Balance at March 31, 1997        $  --          $    --          $ 4,830    $4,830
    =====================================================================================

                              VALUE HEALTH, INC.

5.   Restructuring Reserve:

     The following table is a reconciliation of the restructuring reserve for the three months ended March 31, 1997.

                                                          LEASE VACATION
                                        SEVERANCE AND        AND OTHER
          (IN THOUSANDS)              RELATED BENEFITS    ASSOCIATED COSTS      TOTAL
    ------------------------------------------------------------------------------------
     Balance at December 31, 1996          $ 6,114             $ 9,929         $16,043
     Expenses Recorded                          --                  --              --
     Payments and Write-Offs                (1,773)             (1,631)         (3,404)
    ------------------------------------------------------------------------------------
     Balance at March 31, 1997             $ 4,341             $ 8,298         $12,639
    ====================================================================================

6.   Supplemental Disclosures of Cash Flow Information:

                                                THREE MONTHS ENDED
                                                      MARCH 31,
    ---------------------------------------------------------------------
                                               1997             1996
    ---------------------------------------------------------------------
     CASH PAID DURING THE PERIOD FOR:

        Interest                               $1,314,000    $    70,000
        Income Taxes                           $2,085,000    $ 2,082,000
    ---------------------------------------------------------------------
     NONCASH TRANSACTIONS:
        Common Stock Issued In Acquisitions    $        -    $23,065,000
        Fixed Asset Writeoffs from Merger
        and Restructuring                      $  225,000    $ 5,738,000
    ---------------------------------------------------------------------

                              VALUE HEALTH, INC.

7.   Borrowings Under Line of Credit

     On August 21, 1996, the Company entered into a five-year, $140 million revolving credit agreement with a bank group. The agreement requires an annual facility fee of .10% to .20%, as defined in the agreement. Borrowings under the agreement bear interest based on the prime rate, the federal funds rate, or LIBOR, as defined in the agreement. The Company has the option to select either interest pricing method. The agreement requires compliance with certain financial covenants, all of which the Company has complied with as of March 31, 1997. At March 31, 1997, the Company had borrowed $97.5 million under this agreement.

     On April 30, 1997, the Company increased its borrowings under this agreement to $140 million in order to fund it's earn-out payment on the Community Care Network acquisition. Also, on May 6, 1997, the Company entered into an agreement with Fleet Bank allowing it to borrow up to an additional $35 million through June 30, 1997.



8.   Accounting for Joint Ventures

     The Company's investments in joint ventures are accounted for under the equity method. The investment in joint ventures is included in other assets and is increased/decreased by the Company's equity interest in earnings/losses of the joint ventures. The balances at March 31, 1997 and December 31, 1996 were $18,936,000 and $17,006,000, respectively.



9.   Subsequent Events

     In April, 1997 the Company funded redemption of Allegiance Corporation's interest in its joint venture with Allegiance , for approximately $23.8 million in cash plus a note payable for $1.2 million.



10.  Legal Proceedings

     The Company is involved in certain litigation as more fully described in its Annual Report on Form 10K/A (Amendment No. 3) for the year ended December 31, 1996. The Company denies the allegations in those cases and intends to defend them vigorously and does not believe the ultimate resolution will have a material effect on its financial position, results of operations or cash flows.

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

                              VALUE HEALTH, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

Value Health, Inc. ("the Company") is a leading provider of specialty benefit programs to large corporations, insurance carriers, managed care organizations, and federal, state, and local governments. The Company's businesses include: pharmacy benefit management; mental health and substance abuse management; workers' compensation, disability and group health management; and disease management. Its programs provide services to more than 78 million people nationwide.

On January 15, 1997, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") involving a stock-for-stock transaction with Columbia/HCA Healthcare Corporation ("Columbia"), a New York Stock Exchange company and the largest provider of healthcare services in the United States. On April 14, 1997, the Company entered into an amended and restated Merger Agreement with Columbia providing for a merger in which each outstanding share of Value Health common stock would be exchanged for $20.50 in cash. Consummation of the Merger is subject to satisfaction of certain conditions, including regulatory approvals and approval by shareholders of Value Health. The Value Health shareholder meeting date has been scheduled for June 18, 1997. In the event of termination under specified conditions, Columbia may be entitled to receive a fee of $45 million from the Company.

On July 3, 1996, the Company contributed the assets of its institutional pharmacy business to a joint venture with Allegiance Corporation. The Company's investment in the joint venture is recorded using the equity method, eliminating recognition of revenues and expenses of such business in the Company's results of operations subsequent to July 3, 1996. The Company's proportionate share of joint venture results of operations is included in Other on the consolidated statements of operations.

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements. These factors could include, but not be limited to, the impact of increases in health care costs and utilization on expenses, the amount of rebates from pharmaceutical manufacturers, competition, the loss of contracts or failure to secure new contracts, the timing of obtaining new business, government regulation, potential legal liability resulting from errors and/or omissions in providing services, reliance on data processing and other risks detailed from time to time in the Company's Securities and Exchange Commission filings.

                              VALUE HEALTH, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS, CONTINUED


RESULTS OF OPERATIONS
---------------------

Revenues for the three months ended March 31, 1997 of $478.5 million decreased $12.3 million or 2.5% from the first quarter of 1996. Earnings before income taxes were $32.6 million during the first quarter of 1997 as compared with $32.4 million during the first quarter of 1996.

The following table sets forth certain consolidated financial data as percentages of revenues for the three month period ended March 31, 1997 and 1996.

          ----------------------------------------------------------------
                                                   PERCENTAGE OF REVENUES
                                                    FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
          ----------------------------------------------------------------

                                                        1997        1996
          ----------------------------------------------------------------
           REVENUES:
             Prescription Drugs - Services               58.7%       60.1%
             Prescription Drugs - Products               20.3        20.1
             Mental Health                               11.7        10.7
             Workers' Compensation                        7.1         5.6
             Disease Management and
                 Information Services                     1.5         2.9
             Other                                        0.4         0.3
             Investment Income                            0.3         0.3
          ----------------------------------------------------------------
                    TOTAL REVENUES                      100.0%      100.0%
          ----------------------------------------------------------------
           EXPENSES:
             Costs of Services(1)                        62.1%       64.8%
             Costs of Products(2)                        18.3        17.2
             Selling, General & Administrative           10.0         9.5
             Depreciation & Amortization                  1.9         1.5
             Amortization of Goodwill                     0.6         0.4
             Interest Expense                             0.3         0.0
          ----------------------------------------------------------------
                    TOTAL EXPENSES                       93.2%       93.4%
          -----------------------------------------------------------------
           Earnings Before Income Taxes                   6.8%        6.6%
           Provision For Income Taxes                     2.8%        2.7%
          -----------------------------------------------------------------
           NET EARNINGS                                   4.0%        3.9%
          =================================================================

          =================================================================
           (1) Costs Of Services As A Percentage
               Of Services Revenues                      78.5%       81.8%
          =================================================================
           (2) Costs Of Products As A Percentage
               Of Products Revenues                      90.1%       85.2%
          =================================================================

                               VALUE HEALTH, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS (CONTINUED)
---------------------

Total revenues during the first quarter of 1997 decreased by $12.3 million from 1996. The addition of new customers increased revenues by $29.3 million in 1997 and revenues from existing customers declined by $17.7 million in 1997 from 1996. Acquisitions accounted for $10.7 million of 1997 revenue growth. As discussed more fully below, revenues from the Company's joint ventures are not consolidated. Accordingly, reported prescription drug service revenues were reduced by $21.0 million as compared to 1996 as a result of the Company entering into the joint venture with Allegiance in July 1996. The sale of the assets of Lewin-VHI and certain other non-core operations in 1996 caused 1997 revenues to decline by $13.6 million. Other revenues increased by $0.4 million and investment income declined by $0.4 million, as compared with 1996.

Prescription drug service revenues (from the retail pharmacy network and institutional businesses) decreased by $13.9 million or 4.7% from the first quarter of 1996. As discussed above, joint venture accounting treatment caused 1997 revenues to decline by $21.0 million from 1996.The addition of new customers increased revenues by $16.8 million and revenues from existing customers declined by $4.7 million, due primarily to certain loss contracts canceled by the Company and due to contracts canceled by customers. The decline was partially offset by $5.0 million in fees received in connection with the early termination of a certain data services management contract. Also, the sale of the assets of Diagnostek Pharmacy, Inc. in December, 1996 caused 1997 revenues to decline by $5.0 million compared to the prior year first quarter.

Prescription drug product revenues (from the mail service pharmacy business) for the first quarter of 1997 decreased by $1.7 million or 1.7% from the first quarter of 1996. The addition of new customers increased revenues by $0.6 million while revenues from existing customers declined by $2.3 million, due primarily to lost business. Increased utilization among existing customers partially offset lost business.

Mental health revenues for the first quarter of 1997 increased by $3.8 million or 7.2% over the first quarter of 1996. New business added $10.5 million to 1997 revenues. Revenues from existing customers decreased by $6.7 million as a result of lost business and price reductions.

Workers' compensation revenues for the first quarter of 1997 increased by $6.2 million or 22.6% over the first quarter of 1996. The acquisition of Medview Services, Inc. added $10.7 million to 1997 revenues. Revenues from existing customers decreased by $2.8 million in 1997. The sale and closure of certain non-core businesses in 1996 accounted for revenue decreases of $2.3 million in 1997. New business added $0.6 million to 1997 revenues.

Disease management and information services revenues for the first quarter of 1997 decreased by $6.7 million or 47.7% from the first quarter of 1996. New customers added $0.9 million to revenues. Revenues from existing customers decreased by $1.3 million, primarily due to enrollment and rate reductions. The sale of the assets of Lewin-VHI, Inc. in May, 1996 caused revenues to decrease by $5.4 million in 1997. The sale of the assets of Value Health Management, Inc. in January, 1997 caused revenues to decline by $0.9 million in 1997.

Other revenues for the first quarter of 1997 increased by $0.4 million from the first quarter of 1996.

                              VALUE HEALTH, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS, CONTINUED


RESULTS OF OPERATIONS (CONTINUED)
---------------------

Investment income for the three-month period ended March 31, 1997 declined by $0.4 million from 1996 due primarily to lower investment balances in 1997.

The Company's costs of services consist of direct expenses of providing specialty managed care and information services, including costs of retail prescription drugs, mental health and substance abuse provider charges, salaries and wages of medical management, customer service and claims processing personnel and certain data processing costs. Costs of services for the three months ended March 31, 1997 decreased by $21.1 million or 6.6% from the first quarter of 1996. Most of the decrease is attributed to costs of services for the Company's joint venture with Allegiance that are not consolidated in 1997. As a percentage of service revenues, costs of services for the first quarter of 1997 were 78.5% as compared with 81.8% during the first quarter of 1996. The decrease in the costs of services ratio in 1997 was due to the expiration of certain unprofitable or low margin pharmacy benefit management contracts and lower direct expenses resulting from the Company's restructuring and re-engineering programs implemented in 1996.

The Company's costs of products consist of the cost of mail order prescription drugs, including labor and overhead charges associated with warehousing, processing and shipping activities. Costs of products for the three months ended March 31, 1997 increased by $3.4 million or 4.1% from the first quarter of 1996. As a percentage of product revenues, costs of products increased to 90.1% for the three months ended March 31, 1997 from 85.2% during the first quarter of 1996. The increase in the costs of products ratio in 1997 is due to the loss of certain profitable accounts since early 1996 and increased per unit ingredient costs in 1997.

Selling, general and administrative expenses for the three months ended March 31, 1997, increased by $1.5 million or 3.2% over the first quarter of 1996. As a percentage of revenues, selling, general and administrative expenses increased to 10.0% for the first quarter of 1997 from 9.5% during the first quarter of 1996. The increase in the ratio in 1997 is due primarily to additional spending on infrastructure to support future growth.

Depreciation and amortization expense, which consists of the depreciation of property and equipment and the amortization of purchased and internally developed software, was $9.0 million during the first three months of 1997 as compared to $7.3 million during the first three months of 1996. The higher level of depreciation and amortization in 1997 was attributable to increased investment in fixed assets and computer software to support growth in the Company's business.

                              VALUE HEALTH, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS (CONTINUED)
---------------------

Amortization of goodwill arising from acquisitions was $2.9 million in the first three months of 1997 as compared with $2.2 million during the first quarter of 1996. The higher level of amortization in 1997 was due to additional goodwill in connection with the acquisition of Medview Services, Inc. in November 1996 and the earnout payments made in 1996 and 1997 in connection with the acquisition of Community Care Network, Inc. in 1994. The Company determines the amortization period of intangible assets by estimating the periods benefited by the intangible and by comparing these periods to those used on comparable transactions within the managed health care industry. The amortization period is calculated on a transaction specific basis after considering legal, regulatory and contractual provisions that may limit the useful life and determining if obsolescence, demand or competition will affect the usefulness of the intangibles purchased.

Interest expense consists of interest on capitalized leases and borrowings under the Company's line of credit agreement, and was $1.4 million during the first quarter of 1997 as compared with $80,000 during the first quarter of 1996. The increase in 1997 is due primarily to drawdowns under the line of credit agreement beginning in November, 1996 to fund the Medview Services, Inc. acquisition.

The provision for income taxes in both years includes estimates of federal and state income taxes. The effective tax rate for the three months ended March 31, 1997 and 1996 was approximately 41%.

                              VALUE HEALTH, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS, CONTINUED


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has funded its operations and capital expenditures primarily from the proceeds of stock issuances, bank borrowings and internally generated cash. On August 21, 1996, the Company entered into a five-year $140 million revolving credit agreement with a bank group. In addition, on May 6, 1997, the Company entered into an agreement with Fleet Bank to borrow up to $35 million through June 30, 1997. As of March 31, 1997, the Company had working capital of $219.1 million and unrestricted cash and marketable securities of $104.7 million.

Capital additions were approximately $25.9 million for the three months ended March 31, 1997. Capital additions were primarily for computer hardware and software, furniture and leasehold improvements.

In April, 1997 the Company funded redemption of Allegiance Corporation's interest in its joint venture with Allegiance, for approximately $23.8 million in cash plus a note payable for $1.2 million.

On April 30, 1997, the Company completed its acquisition of Community Care Network, Inc. by making contingent payments of approximately $55 million. To fund these payments, the Company borrowed $52.5 million under its revolving credit agreement, bringing the total outstanding under that agreement to $140 million on April 30, 1997.

Management believes that existing cash and marketable securities, cash from operations and amounts available under its credit arrangements, together with internally generated cash will be sufficient to meet the company's normal operating requirements.

                              VALUE HEALTH, INC.

                                    PART II
                               OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS
---------------------------

The Company is involved in certain litigation as more fully described in its Annual Report on Form 10K/A (Amendment No. 3) for the year ended December 31, 1996. The Company denies the allegations in those cases and intends to defend them vigorously and does not believe the ultimate resolution will have a material effect on its financial position, results of operations or cash flows.

The Company is involved in other litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or results of operations or cash flows of the Company, notwithstanding possible insurance recoveries.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  Exhibit 11 - Schedule of Computation of Net Earnings Per Share

(b) A report on Form 8-K was filed on January 28, 1997 in connection with the Company's Agreement and Plan of Merger dated as of January 15, 1997 with Columbia/HCA Healthcare Corporation.

     The Company also filed a report on Form 8-K on April 16, 1997 in connection with the Company's Amended and Restated Agreement and Plan of Merger, dated as of April 14, 1997 with Columbia/HCA Healthcare Corporation.

                              VALUE HEALTH, INC.
                              ------------------

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  May 14, 1997                 VALUE HEALTH, INC.

                                    By:  /s/ Robert E. Patricelli
                                       -----------------------------------
                                       Robert E. Patricelli
                                        Chairman, President
                                        and Chief Executive Officer



DATE:  May 14, 1997                 By:  /s/ David M. Wurzer
                                       -----------------------------------
                                       David M. Wurzer
                                        Senior Vice President
                                        and Chief Financial Officer
                                        (Principal Financial
                                        and Accounting Officer)

                              VALUE HEALTH, INC.

                                 EXHIBIT INDEX



EXHIBIT NUMBER AND DESCRIPTION
------------------------------


EXHIBIT 11     SCHEDULE OF COMPUTATION OF
                NET EARNINGS PER SHARE